Form 10-Q
period 2025-03-31
ONITY GROUP INC.
filed 2025-04-30
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of April 28, 2025: 8,008,515 shares

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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan”, “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 and the following:
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
•whether we will release some or all of the valuation allowance offsetting our net U.S. deferred tax asset, and the timing and amount of such release;
•the timing for completion of our PHH Mortgage Corporation (PHH) rebranding and its impact on our business and third parties’ perceptions of us;
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
•uncertainty whether Rithm Capital Corp. (Rithm), one of our largest subservicing clients as of March 31, 2025, will renew its agreements with us that otherwise will terminate effective February 1, 2026;
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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2024 and our Current Reports on Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$178.0	$184.8
Restricted cash ($21.3 and $29.1 related to variable interest entities (VIEs))	58.9	80.8
Mortgage servicing rights (MSRs), at fair value	2,547.4	2,466.3
Advances, net ($422.3 and $481.8 related to VIEs)	514.0	577.2
Loans held for sale, at fair value ($548.6 and $575.4 related to VIEs)	1,402.2	1,290.2
Loans held for investment, at fair value	10,812.5	11,125.3
Receivables, net ($32.3 and $31.9 related to VIEs)	222.3	176.4
Premises and equipment, net	10.8	11.0
Other assets ($15.8 and $15.7 carried at fair value) ($44.3 and $42.0 related to VIEs)	106.0	111.3
Contingent loan repurchase asset	407.2	412.2
Total assets	$16,259.3	$16,435.4

Liabilities and Stockholders’ Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$10,587.6	$10,872.1
Other financing liabilities, at fair value ($317.2 and $322.7 due to related party)	835.5	846.9
Advance match funded liabilities ($376.9 and $416.5 related to VIEs)	377.5	417.1
Mortgage loan financing facilities, net ($452.5 and $481.9 related to VIEs)	1,577.4	1,528.2
MSR financing facilities, net	1,136.0	957.9
Senior notes, net	488.0	487.4
Other liabilities ($6.9 and $28.0 carried at fair value)	340.0	420.6
Contingent loan repurchase liability	407.2	412.2
Total liabilities	15,749.2	15,942.5

Commitments and Contingencies (Notes 22 and 23)

Mezzanine Equity
Series B Preferred stock, $0.01 par value and $25.00 liquidation preference value; 2,400,000 shares authorized; 2,111,787 shares issued and outstanding at March 31, 2025 and December 31, 2024	49.9	49.9

Stockholders’ Equity
Common stock, $0.01 par value; 13,333,333 shares authorized; 7,981,005 and 7,873,053 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	0.1	0.1
Additional paid-in capital	554.3	559.3
Accumulated deficit	(95.5)	(117.6)
Accumulated other comprehensive income (loss), net of income taxes	1.3	1.2
Total stockholders’ equity	460.2	442.9
Total liabilities, mezzanine equity and stockholders’ equity	$16,259.3	$16,435.4

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenue
Servicing and subservicing fees	$203.3	$204.5
Gain on reverse loans held for investment and HMBS-related borrowings, net	23.8	15.4
Gain on loans held for sale, net	11.8	10.9
Other revenue, net	10.9	8.3
Total revenue	249.8	239.1

MSR valuation adjustments, net	(38.9)	(11.6)

Operating expenses
Compensation and benefits	57.4	53.6
Servicing and origination	13.0	15.0
Technology and communications	15.0	12.7
Professional services	22.6	12.0
Occupancy, equipment and mailing	8.2	7.7
Other expenses	3.6	3.4
Total operating expenses	119.9	104.4

Other income (expense)
Interest income	26.2	17.5
Interest expense	(67.0)	(67.4)
Pledged MSR liability expense ($11.5 and $15.3 on amounts due to related party)	(41.9)	(44.9)
Gain on extinguishment of debt	—	1.4
Earnings of equity method investee	—	2.7
Other, net	0.9	(0.6)
Other income (expense), net	(81.9)	(91.3)

Income before income taxes	9.1	31.8
Income tax expense (benefit)	(13.0)	1.7
Net income	22.1	30.1
Preferred stock dividend	(1.0)	—
Net income attributable to common stockholders	21.1	30.1

Earnings per share attributable to common stockholders
Basic	$2.68	$3.91
Diluted	$2.50	$3.74

Weighted average common shares outstanding
Basic	7,873,989	7,711,534
Diluted	8,436,874	8,046,188

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended March 31,
	2025	2024
Net income	$22.1	$30.1

Other comprehensive income, net of income taxes:
Change in unfunded pension plan obligation liability	—	—
Other	0.1	—
Comprehensive income	$22.2	$30.2

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount

Balance at December 31, 2024	7,873,053	$0.1	$559.3	$(117.6)	$1.2	$442.9
Net income	—	—	—	22.1	—	22.1
Preferred stock dividend ($0.49 per share)	—	—	(1.0)	—	—	(1.0)
Exercise of common stock warrants	—	—	(3.5)	—	—	(3.5)
Equity-based compensation and other	107,952	—	(0.5)	—	—	(0.5)
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at March 31, 2025	7,981,005	$0.1	$554.3	$(95.5)	$1.3	$460.2

Balance at December 31, 2023	7,684,401	$0.1	$554.5	$(151.6)	$(1.2)	$401.8
Net income	—	—	—	30.1	—	30.1
Equity-based compensation and other	99,852	—	0.1	—	—	0.1
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at March 31, 2024	7,784,253	$0.1	$554.6	$(121.5)	$(1.1)	$432.1

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$22.1	$30.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	55.9	31.5
Provision for bad debts (advances and receivables)	4.7	6.9
Provision for indemnification obligations	0.3	1.2
Depreciation	1.2	1.4
Amortization of debt issuance costs and discount	5.7	8.1
Amortization of intangibles	0.3	0.9
Gain on extinguishment of debt	—	(1.4)
Equity-based compensation expense	2.1	2.0
Gain on reverse loans held for investment and HMBS-related borrowings, net	(19.0)	(11.0)
Gain on loans held for sale, net	(11.8)	(10.9)
Origination and purchase of loans held for sale	(4,273.3)	(2,988.9)
Proceeds from sale and collections of loans held for sale	4,114.6	2,604.1
Changes in assets and liabilities:
Decrease in advances	54.4	73.5
Decrease (increase) in receivables and other assets	(27.6)	19.6
Increase in derivatives	(16.2)	(34.8)
Decrease in other liabilities	(52.6)	(21.0)
Other, net	(8.9)	(8.2)
Net cash used in operating activities	(148.1)	(297.1)

Cash flows from investing activities
Origination of loans held for investment	(277.1)	(250.3)
Principal payments received on loans held for investment	786.1	277.0
Purchase of MSRs	(98.1)	(26.4)
Proceeds from sale of MSRs	4.5	0.1
Distribution from (investment in) equity method investee, net	—	0.1
Acquisition of advances in connection with MSR transactions	(2.5)	—
Proceeds from sale of advances in connection with MSR transactions	0.3	0.9
Purchase of real estate	(2.3)	(11.9)
Proceeds from sale of real estate	9.2	7.0
Additions to premises and equipment	(0.3)	(0.1)
Net cash provided by (used in) investing activities	419.8	(3.6)
Cash flows from financing activities
Repayment of advance match funded liabilities, net	(39.6)	(59.5)
Proceeds from mortgage loan financing facilities, net	43.6	396.8
Proceeds from MSR financing facilities	521.2	377.8
Repayment of MSR financing facilities	(342.7)	(329.1)
Repurchase of Senior notes	—	(45.5)
Payment of debt issuance costs	(0.2)	(3.0)
Proceeds from other financing liabilities - Sale of MSRs accounted for as secured financing	6.9	4.0
Repayment of other financing liabilities	(17.0)	(20.0)
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	309.1	247.4
Repayment of HMBS-related borrowings	(777.1)	(272.1)
Payment of preferred stock dividend	(1.0)	—
Payment on exercise of common stock warrants	(3.5)	—
Net cash provided by (used in) financing activities	(300.4)	296.8

Net decrease in cash, cash equivalents and restricted cash	(28.7)	(3.9)
Cash, cash equivalents and restricted cash at beginning of year	265.6	255.1
Cash, cash equivalents and restricted cash at end of period	$236.9	$251.2

Supplemental non-cash investing and financing activities:

Recognition of gross right-of-use asset and lease liability:
Right-of-use asset	$0.7	$0.1
Lease liability	0.7	0.1

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$178.0	$185.1
Restricted cash and equivalents:
Debt service accounts	24.8	37.2
Other restricted cash	34.0	28.9
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$236.9	$251.2
The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2025
(Dollars in millions, except per share data and unless otherwise indicated)

Note 1 - Organization and Basis of Presentation
Organization
Onity Group Inc. (NYSE: ONIT) (Onity, we, us and our) is a non-bank mortgage servicer and originator providing solutions to homeowners, clients, investors and others through its primary operating subsidiary, PHH Mortgage Corporation (PHH). PHH is a wholly-owned subsidiary of PHH Corporation, an intermediate holding company and wholly-owned subsidiary of Onity. We are headquartered in West Palm Beach, Florida with offices and operations in the United States (U.S.), the United States Virgin Islands (USVI), India and the Philippines. Onity is a Florida corporation organized in February 1988.
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
We had a total of approximately 4,200 employees at March 31, 2025 of which approximately 2,800 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines provide support services to our loan servicing and originations businesses and our corporate functions.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Amounts may not add in certain tables due to rounding.
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
The amendments in this ASU are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. A joint venture formed prior to the adoption date may elect to apply the new guidance retrospectively back to the original formation date. Our adoption of this standard did not have a material impact on our consolidated financial statements.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended March 31,
	2025	2024
Proceeds received from securitizations	$4,068.8	$2,558.9
Servicing fees collected (1)	40.1	38.3
Purchases of previously transferred assets, net of claims reimbursed	(4.3)	(2.5)
	$4,104.6	$2,594.7
(1)We receive servicing fees based upon the securitized loan unpaid principal balance (UPB) and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $60.5 million and $34.7 million during the three months ended March 31, 2025 and 2024, respectively.
Certain obligations arise from the agreements associated with our transfers of loans. Under these agreements, we may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred due to material breach of contractual representations and warranties. We receive customary origination representations and warranties from our network of approved correspondent lenders. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur. Also refer to the Loan Put-Back and Related Contingencies section of Note 23 – Contingencies.
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	March 31, 2025	December 31, 2024
Carrying value of assets
MSRs, at fair value	$759.7	$734.2
Advances	116.9	129.6
UPB of loans transferred (1)	52,545.6	49,641.2
Maximum exposure to loss (2)	$53,422.2	$50,505.0
(1)Includes $12.0 billion and $11.7 billion of loans delivered to Ginnie Mae as of March 31, 2025 and December 31, 2024, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
(2)The maximum exposure to loss in the table above is primarily based on the remaining UPB of loans serviced and assumes all loans were deemed worthless as of the reporting date. It does not take into consideration the proceeds from the underlying collateral liquidation, recoveries or any other recourse available to us, including from mortgage insurance, guarantees or correspondent sellers. We do not believe the maximum exposure to loss from our involvement with these previously transferred loans is representative of the actual loss we are likely to incur based on our contractual rights and historical loss experience and projections. Also, refer to the Loan Put-Back and Related Contingencies section in Note 23 – Contingencies.
At March 31, 2025 and December 31, 2024, 2.3% and 2.7%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 6.0% and 7.0%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
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
Financing of Loans Held for Sale, Receivables and Other Assets using SPEs
We consolidate an SPE (trust) in connection with a warehouse mortgage loan financing facility structured as a gestation repurchase facility whereby Agency mortgage loans are transferred by PHH to the trust for collateralization purposes. As of March 31, 2025 and December 31, 2024, $200.0 million and $200.0 million, respectively, loans held for sale were pledged as collateral for $200.0 million and $200.0 million, respectively, debt certificates issued by the trust. See Note 13 – Borrowings.
We finance certain reverse mortgage buyouts that are insured by the FHA, including loans held for sale, the Department of Housing and Urban Development (HUD) claim receivables and REO properties, through private placement securitizations, referred to as OLIT transactions. The securitized assets include assets we purchased from third parties along with mortgage buyouts from our own reverse mortgage portfolio. The securitization trusts issued senior and mezzanine class Notes to third party investors. We retain certain mezzanine class Notes and ownership interests and service the underlying assets. As servicer, we are required to make certain servicing and principal advances that will not be reimbursable to us until all payments of interest and principal have been made to noteholders. We determined we were the primary beneficiary, and thus consolidate the securitization trusts and related depositor. Recourse for the Notes is limited to the assets of the respective securitization trusts. Also refer to Note 13 – Borrowings.

The table below presents the carrying value and classification of the assets and liabilities reported on our consolidated balance sheet that are associated with the OLIT securitized reverse mortgage loans buyouts and financing liabilities:

	March 31, 2025	December 31, 2024
Mortgage loans (Loans held for sale, at fair value)	$348.6	$375.4
Receivables, net	32.3	31.9
REO (Other assets)	42.6	39.4
Debt service and Interest reserve accounts (Restricted cash)	11.3	13.3
Total assets	$434.9	$460.0

Outstanding borrowing UPB (Mortgage loan financing facilities, net)	482.3	517.3
Unamortized discount and debt issuance costs (Mortgage loan financing facilities, net)	(29.9)	(35.4)
Accrued expenses and Accrued interest (Other liabilities)	1.1	1.7
Total liabilities	$453.6	$483.6
Financings of Servicing Advances using SPEs
We pledged certain servicing advances as collateral to our advance financing facilities, referred to as advance match funded liabilities, with the use of SPEs that we consolidate and include in our consolidated financial statements. Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt.
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	March 31, 2025	December 31, 2024
Match funded advances (Advances, net)	$422.3	$481.8
Debt service accounts (Restricted cash)	9.8	14.0
Advance match funded liabilities	376.9	416.5
MSR Financings using SPEs
We consolidate two SPEs (PMC ESR Trusts) in connection with a third-party financing facility secured by certain of PHH’s Fannie Mae and Freddie Mac MSRs (GSE MSRs) and one SPE (PMC PLS ESR Issuer LLC or PLS Issuer) in connection with our PLS MSR financing facility. Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 Class A issued by the SPE were redeemed on its maturity in February 2025. Concurrently, in February 2025, in connection with a PLS MSR financing agreement (repurchase agreement) PHH sold the membership interest certificate representing 100% of the limited liability company interests in PLS Issuer and agreed to repurchase such membership interest certificate at a specified future date and specified price.
The table below presents the carrying value and classification of the assets and liabilities of the GSE MSR financing facility:

	March 31, 2025	December 31, 2024
MSRs pledged (MSRs, at fair value)	$821.1	$814.9
Debt service account (Restricted cash)	0.1	1.8
Outstanding borrowings (MSR financing facilities, net)	554.8	440.7
Unamortized debt issuance costs (MSR financing facilities, net)	—	(0.1)

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

The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		March 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale, at fair value (a) (d)	3, 2	$1,402.2	$1,402.2	$1,290.2	$1,290.2
Loans held for investment, at fair value (a)	3	$10,812.5	$10,812.5	$11,125.3	$11,125.3
Advances, net (b)	3	$514.0	$514.0	$577.2	$577.2
Receivables, net (b)	3	$222.3	$222.3	$176.4	$176.4

Financial liabilities
Advance match funded liabilities (b)	3	$377.5	$377.5	$417.1	$417.1
HMBS-related borrowings, at fair value (a)	3	$10,587.6	$10,587.6	$10,872.1	$10,872.1
Other financing liabilities, at fair value (a)	3	835.5	835.5	846.9	846.9
Mortgage loan financing facilities (b) (c)	3	$1,577.4	$1,584.6	$1,528.2	$1,535.3
MSR financing facilities (b) (c)	3	$1,136.0	$1,126.7	$957.9	$947.6
Senior notes (b) (c)	2	$488.0	$480.0	$487.4	$495.0

Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$9.4	$9.4	$(0.5)	$(0.5)
Other derivatives (a)	1	(0.2)	(0.2)	(11.7)	(11.7)

MSRs (a)	3	$2,547.4	$2,547.4	$2,466.3	$2,466.3
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

The following tables present a reconciliation of the changes in fair value of certain Level 3 assets and liabilities that we measure at fair value on a recurring basis (refer to the respective notes for other Level 3 assets and liabilities):

	Three Months Ended March 31,
	2025		2024
	Loans Held for Sale - Fair Value	IRLCs	Loans Held for Sale - Fair Value	IRLCs
Beginning balance	$472.9	$(0.5)	$203.1	$5.6
Purchases, issuances, sales and settlements
Purchases and other	134.9	—	145.1	—
Issuances (1)	—	32.7	—	17.2
Sales	(60.4)	—	(38.0)	—
Settlements	(30.5)	—	(22.1)	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	(47.3)	—	(5.8)
Loans held for investment, at fair value	3.1	—	1.0	—
Receivables, net	(20.5)	—	(10.6)	—
REO (Other assets)	(12.3)	—	(3.0)	—
Advances (incl. capitalization upon Ginnie Mae modification)	4.8	—	2.1	—
Net additions (disposition/derecognition)	19.0	(14.6)	74.5	11.4
Included in earnings:
Change in fair value (1)	4.7	24.6	6.4	(12.0)
Ending balance	$496.6	$9.4	$284.0	$5.0

(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $9.9 million and $(0.6) million for the three months ended March 31, 2025 and 2024, respectively. See Note 16 – Derivative Financial Instruments and Hedging Activities.
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

Significant unobservable assumptions	March 31, 2025	December 31, 2024
Life in years
Range	0.4 to 7.6	0.4 to 7.6
Weighted average	4.4	4.2
Conditional prepayment rate (CPR), including voluntary and involuntary prepayments (a)
Range	13.2% to 32.0%	13.1% to 31.6%
Weighted average	20.3%	21.3%
Discount rate	5.0%	5.4%
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

Significant unobservable assumptions	March 31, 2025		December 31, 2024
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	6.7%	7.7%	6.4%	7.8%
Weighted average lifetime delinquency rate	1.2%	10.8%	1.2%	10.4%
Weighted average discount rate	9.6%	10.9%	10.0%	10.9%
Weighted average cost to service (in dollars)	$71	$194	$71	$193

Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of March 31, 2025 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Change in weighted average prepayment speeds (in percentage points)	0.8	1.6
Change in fair value due to change in weighted average prepayment speeds	$(66.3)	$(130.4)
Change in weighted average discount rate (in percentage points)	1.0	1.9
Change in fair value due to change in weighted average discount rate	$(86.5)	$(166.1)
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

Significant unobservable assumptions	March 31, 2025	December 31, 2024
Life in years
Range	0.4 to 7.6	0.4 to 7.6
Weighted average	4.4	4.2
Conditional prepayment rate
Range	13.2% to 32.0%	13.1% to 31.6%
Weighted average	20.3%	21.3%
Discount rate	5.0%	5.3%
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

Significant unobservable assumptions	March 31, 2025	December 31, 2024
Weighted average prepayment speed	5.5%	5.4%
Weighted average delinquency rate	3.1%	3.0%
Weighted average subservicing life (in years)	4.7	4.7
Weighted average discount rate	10.0%	10.3%
Weighted average cost to service (in dollars)	$133	$133
Significant changes in these assumptions in isolation would result in a significant change in fair value.
ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability is carried at fair value and classified as Level 3 within the valuation hierarchy. The ESS financing liability consists of the obligation to remit to a third party a specified percentage of future servicing fee collections on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The fair value of the ESS financing liability is determined using a third-party valuation expert. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, to incorporate discount rate assumption updates for the underlying MSR or other factors, as provided by third-party valuation expert. At March 31, 2025 and December 31, 2024, the weighted average discount rate of the ESS financing liability was 10.0% and 10.0%, respectively. Refer to MSRs above for a description of other significant unobservable assumptions.
Derivative Financial Instruments
IRLCs are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale - Fair Value
The following table presents the estimated fair value of Loans held for sale:

	March 31, 2025	December 31, 2024
Unpaid principal balance	$1,491.4	$1,401.2
Premium (discount)	(76.4)	(91.6)
Unrealized gain (loss)	(12.8)	(19.4)
Total fair value	$1,402.2	$1,290.2
The following table presents the composition of Loans held for sale, at fair value by type:

	March 31, 2025	December 31, 2024
GSE loans	$722.6	$610.8
Government- Forward loans	191.9	215.5
Forward loans repurchased from Ginnie Mae guaranteed securitization (1)	38.6	26.1
Reverse loans (2)	442.6	432.4
Other residential mortgage loans	6.4	5.3
Total fair value	$1,402.2	$1,290.2
(1)Pursuant to Ginnie Mae servicing guidelines.
(2)Includes reverse mortgage loans purchased from Ginnie Mae securitization pools that reached the 98% of maximum claim amount and are generally liquidated through foreclosure and subsequent sale of the REO properties. As of March 31, 2025 and December 31, 2024, the balance includes $348.6 million and $375.4 million, respectively, of loans pledged as collateral for the Asset-Backed Notes issued by OLIT. Also see Note 2 – Securitizations and Variable Interest Entities and Note 13 – Borrowings.

The following table presents the activity of Loans held for sale, at fair value:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$1,290.2	$674.2
Originations and purchases	4,273.3	2,988.9
Proceeds from sales	(4,082.6)	(2,581.0)
Principal collections	(32.0)	(23.1)
Transfers from (to):
Loans held for investment, at fair value	3.1	1.0
Receivables	(20.5)	(10.6)
REO (Other assets)	(12.3)	(3.0)
Advances (incl. capitalization upon Ginnie Mae modifications)	4.8	2.1
Fair value gain (loss) on loans held for sale, at fair value (1)	(35.4)	(27.5)
Other (2)	13.6	4.7
Ending balance	$1,402.2	$1,025.7
(1)See below table of Gain (loss) on loans held for sale, net, excluding MSRs retained on transfers of forward mortgage loans.
(2)Includes capitalized interest on reverse loans, reported within Interest income.
The following table presents the components of Gain (loss) of loans held for sale at fair value, net:

Gain (Loss) on Loans Held for Sale, Net	Three Months Ended March 31,
	2025	2024
MSRs retained on transfers of forward mortgage loans	$60.5	$34.7
Gain (loss) on sale of forward mortgage loans (1)	(39.9)	(24.2)
Gain (loss) on sale of repurchased Ginnie Mae loans (1)	(0.4)	(0.8)
Change in fair value of loans held for sale	4.9	(2.5)
Gain on loans held for sale, at fair value	25.1	7.2
Gain (loss) on economic hedge derivative instruments	(21.5)	4.6
Change in fair value of IRLCs	8.9	(0.6)
Provision for representation and warranty obligations	(0.7)	(0.3)
	$11.8	$10.9
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.

Note 5 - Reverse Mortgages
The following table presents the estimated fair value of reverse mortgage loans held for investment:

	March 31, 2025	December 31, 2024
Unpaid principal balance	$10,361.5	$10,699.5
Fair value adjustments	451.0	425.8
Total fair value	$10,812.5	$11,125.3
The following table presents the composition of reverse mortgage loans held for investment, at fair value by type:

	March 31, 2025	December 31, 2024
HECM loans - securitized, pledged to HMBS-related borrowings (1)	$10,676.0	$10,950.8
New HECM loan originations and HECM loan tails (2) - unsecuritized	136.5	174.5
Total fair value	$10,812.5	$11,125.3
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
The following table summarizes the activity in reverse mortgage loans held for investment and HMBS related borrowings that do not qualify for sale accounting:

	Three Months Ended March 31,
	2025		2024
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$11,125.3	$(10,872.1)	$7,970.0	$(7,797.3)
Originations	277.1	—	250.3	—
Securitization of HECM loans accounted for as a financing	—	(309.1)	—	(247.4)
Additional proceeds from securitization of HECM loans and tails	—	(4.1)	—	(3.4)
Acquisition	—	—	—	—
Repayments (principal payments received)	(786.1)	777.1	(276.9)	272.1
Transfers to:
Loans held for sale, at fair value	(3.1)	—	(1.0)	—
Receivables	(2.5)	—	(0.9)	—
REO (Other assets)	(0.2)	—	—	—
Other	—	—	—	—
Fair value gains (losses) included in earnings (1)	202.1	(179.4)	183.5	(169.0)
Ending balance	$10,812.5	$(10,587.6)	$8,125.0	$(7,945.0)

(1)See further breakdown of the net gain (loss) in the table below. Includes interest accruals.
On November 1, 2024, we acquired certain reverse mortgage assets of MAM and investment funds managed by Waterfall Asset Management, LLC that own MAM (collectively “Waterfall”). The acquired assets were subserviced by PHH and included HECM reverse mortgage loans and mortgage servicing rights with a UPB of $2.9 billion (which are reported on our consolidated balance sheet as Loans held for investment, at fair value along with HMBS-related borrowings, at fair value), $20.0 million cash, and reverse mortgage buyouts, advances, tails and other related assets and liabilities. In consideration of the net acquired assets, Onity issued shares of a new series of preferred stock. Included in Other liabilities is the consideration for assets transferred with a UPB of $14.2 million for which the final amount of consideration is subject to post-closing adjustment to be agreed upon by the parties and may be settled in the form of cash, additional preferred stock, other instrument, or a combination thereof.
The following table presents the Fair value gains (losses) on reverse loans held for investment and HMBS-related borrowings included in earnings:

Fair value gains (losses) included in earnings	Three Months Ended March 31,
	2025	2024
Fair value gains (losses) of Reverse loans held for investment	$202.1	$183.5
Fair value gains (losses) of HMBS related borrowings	(179.4)	(169.0)
Total fair value gains (losses) included in earnings	$22.7	$14.5

The following table presents the components of Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net:

Gain (Loss) on Reverse Loans Held for Investment and HMBS-related Borrowings, Net	Three Months Ended March 31,
	2025	2024
Gain on new originations (1)	$5.8	$5.9
Net interest income (servicing fee) (2)	8.3	6.0
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net	8.6	2.6
Fair value gains (losses) included in earnings (3)	22.7	14.5
Loan fees and other	1.1	0.9
	$23.8	$15.4
(1)Includes the changes in fair value of newly originated loans held for investment in the period from interest rate lock commitment date through securitization date.
(2)Includes the interest income on loans held for investment less the interest expense on HMBS-related borrowings. The net interest income includes the servicing fee Onity is contractually entitled to on securitized loans.
(3)See breakdown between Loans held for investment and HMBS-related borrowings in the table above.

Note 6 – Advances
The following table presents the composition of servicing advances by type:

	March 31, 2025	December 31, 2024
Principal and interest	$145.2	$150.1
Taxes and insurance	253.6	314.2
Foreclosures, bankruptcy, REO and other (1)	122.7	120.3
Total advances, before allowance for losses	521.5	584.6
Allowance for losses	(7.5)	(7.4)
Advances, net	$514.0	$577.2
(1)     No state represented a balance exceeding 5% of the total advances (based on the underlying property location of the related mortgage loans), except for the state of New York with $31.2 million.
The following table presents the composition of servicing advances by investor:

	March 31, 2025	December 31, 2024
GSE	$64.6	$94.0
Ginnie Mae	63.1	70.6
Non-Agency	386.3	412.6
Advances, net	$514.0	$577.2

The following table summarizes the activity in net advances:

	Three Months Ended March 31,
	2025	2024
Beginning balance - before Allowance for Losses	$584.6	$686.1
New advances	200.0	199.4
Transfer from (to) Receivables	0.4	2.9
Transfer from (to) REO	0.7	—
Sales of advances	(0.3)	(1.0)
Acquisition of advances in connection with the purchase of MSRs	2.5	—
Transfer to Loans held for sale (incl. capitalization upon Ginnie Mae modifications)	(4.8)	(2.1)
Collections of advances and other	(261.4)	(274.7)
Ending balance - before Allowance for Losses	521.5	610.5

Beginning balance - Allowance for Losses	(7.4)	$(7.3)
Provision expense	(2.1)	(2.9)
Net charge-offs and other	2.0	2.5
Ending balance - Allowance for Losses	(7.5)	(7.7)

Ending balance, net	$514.0	$602.7

Note 7 – Mortgage Servicing
The following table presents the composition of our MSR portfolio:

MSR UPB and Fair Value	March 31, 2025		December 31, 2024
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
Owned MSRs	$1,956.1	$137.8	$1,869.6	$129.8

Rithm and others transferred MSRs (1)	265.6	19.1	266.1	19.0
MAV transferred MSRs (1)	325.7	21.1	330.6	21.5
Total transferred MSR, subject to Pledged MSR liability, at fair value (1)	591.3	40.3	596.7	40.5
Total MSRs	$2,547.4	$178.1	$2,466.3	$170.3
(1)MSRs subject to sale agreements that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.

The following table presents the composition of our MSR portfolio by investor:

MSR UPB and Fair Value	March 31, 2025		December 31, 2024
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
GSE	$1,985.9	$137.1	$1,902.5	$129.3
Ginnie Mae	354.7	19.9	351.6	19.4
Non-Agency	206.8	21.1	212.2	21.6
Total MSRs	$2,547.4	$178.1	$2,466.3	$170.3

The following table summarizes the delinquency status of the loans underlying our MSRs:

	March 31, 2025				December 31, 2024
Delinquent loans	GSE	Ginnie Mae	Non - Agency	Total	GSE	Ginnie Mae	Non - Agency	Total
30 days	1.2%	4.7%	8.2%	3.0%	1.0%	5.4%	8.4%	3.1%
60 days	0.2	1.4	2.6	0.8	0.2	1.8	3.4	1.1
90 days or more	0.5	4.0	6.5	2.1	0.5	4.5	6.9	2.3
Total 30-60-90 days or more	1.8%	10.1%	17.3%	5.9%	1.8%	11.8%	18.7%	6.5%

The following table summarizes the activity of our MSRs at fair value:

Mortgage Servicing Rights – At Fair Value	Three Months Ended March 31,
	2025	2024
Beginning balance	$2,466.3	$2,272.2
Sales	0.1	—
Additions:
Recognized on the sale of residential mortgage loans	60.5	34.7
Purchases of MSRs	98.3	27.0
Servicing transfers and adjustments	—	(1.3)
Net additions (sales)	158.9	60.4
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	(19.6)	101.8
Realization of cash flows	(58.2)	(59.8)
Fair value gains (losses) recognized in earnings	(77.8)	42.0

Ending balance	$2,547.4	$2,374.7

The following table summarizes the components of our servicing and subservicing fee revenue:

Servicing Revenue	Three Months Ended March 31,
	2025	2024
Loan servicing and subservicing fees
Servicing fee	$97.6	$90.4
Subservicing fee	24.6	27.5
MAV - Subservicing fee	1.5	2.0
MAV - Servicing fee / Transferred MSR (1)	13.5	18.0
Rithm and Others - Servicing fee / Transferred MSR (1)	18.9	18.6
	156.0	156.6
Ancillary income
Custodial accounts (float earnings)	27.1	27.2
Late charges	9.7	8.0
Reverse subservicing ancillary fees	3.8	6.7
Other	6.6	6.0
	47.3	48.0
Total Servicing and subservicing fees	$203.3	$204.5

Owned MSR and Subservicing	$167.4	$164.3
Transferred MSR (1) (2)	35.9	40.2
(1)Includes servicing fees collected on behalf of respective parties related to transferred MSRs that do not achieve sale accounting. See Note 8 — Other Financing Liabilities, at Fair Value.
(2)Includes $3.5 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively, of ancillary income associated with transferred MSRs that do not achieve sale accounting.
Float balances, on which we earn interest referred to as float earnings (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors and tax and insurance payments) are held in escrow by unaffiliated banks and are excluded from our consolidated balance sheets. Float balances amounted to $2.30 billion and $2.04 billion at March 31, 2025 and December 31, 2024, respectively.

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

			Outstanding Balance
Borrowing Type	Collateral	Maturity	March 31, 2025	December 31, 2024
MSR transfers not qualifying for sale accounting (1):
Pledged MSR liability, at fair value - MAV	MSRs	(1)	$317.2	$322.7
Rights to MSRs Agreements, at fair value - Rithm	MSRs	(1)	112.2	115.1
Pledged MSR liability, at fair value - Others	MSRs	(1)	149.7	145.8
Total Pledged MSR liability, at fair value			579.1	583.5
ESS financing liability, at fair value (2)	MSRs	(2)	256.4	263.3
Total Other financing liabilities, at fair value			$835.5	$846.9
(1)MSRs transferred in transactions which do not qualify for sale accounting treatment. Until such time as the transaction qualifies as a sale for accounting purposes, we continue to recognize the MSRs and the related financing liability (referred as Pledged MSR liability) on our consolidated balance sheets, as well as the full amount of servicing fee collected as revenue and the servicing fee remitted as Pledged MSR liability expense in our consolidated statements of operations. The fair value of the Pledged MSR liability may differ from the fair value of the associated transferred MSR asset mostly due to the portion of ancillary income that is contractually retained by PHH or other contractual cash flows.
(2)Consists of the obligation to remit to third parties a specified percentage of future servicing fee collections (servicing spread) on reference pools of MSRs, which we are entitled to as owner of the related MSRs. The servicing spread remittance is reported in Pledged MSR liability expense and fair value gains and losses of the ESS financing liability are reported in MSR valuation adjustment, net - See Note 9 – MSR Valuation Adjustments, Net.
The following table presents the activity of the Other financing liabilities, at fair value that are classified as Level 3 within the valuation hierarchy.

	Three Months Ended March 31,
Pledged MSR liability and ESS financing liability	2025	2024
Beginning balance	$846.9	$894.4
MSR transfers
MSR transfers to MAV	—	0.2
MSR transfers to Rithm and others	6.7	6.8
Total MSR transfers	6.7	7.0
Derecognition of financing liability	—	—
Fair value (gain) loss
Changes in fair value due to inputs and assumptions	(1.0)	19.8
Realization of expected cash flows	(17.0)	(19.9)
Total fair value (gain) loss	(18.0)	(0.1)
Ending balance	$835.5	$901.3

The following table presents the Pledged MSR liability expense recorded in connection with the MSR sale agreements with MAV, Rithm, and others that do not qualify for sale accounting, including the ESS financing liabilities.

	Three Months Ended March 31,
	2025			2024
	Rithm and Others	MAV	Total	Rithm and Others	MAV	Total
Servicing fees collected on behalf of MAV, Rithm and others	$18.9	$13.5	$32.4	$18.6	$18.0	$36.6
Less: Subservicing fee retained by Onity	(4.0)	(1.9)	(5.9)	(4.6)	(2.5)	(7.1)
Ancillary fee/income and other settlement (including expense reimbursement)	2.4	(0.1)	2.3	2.4	(0.1)	2.3
Transferred MSR net servicing fee remittance	$17.3	$11.5	28.8	$16.5	$15.3	31.8
ESS servicing spread remittance			13.1			13.1
Pledged MSR liability expense			$41.9			$44.9

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
Rithm Transactions
Starting in 2012, Onity and PHH entered into agreements to sell MSRs and the related servicing advances to Rithm, for which PHH has been retained as subservicer. As of March 31, 2025, all transactions met sale accounting treatment except for the agreement to sell a $8.9 billion MSR portfolio to Rithm, referred to as Rights to MSRs (or RMSR). While most of the economics and risks of the MSR and related advances have contractually transferred to Rithm, the MSR legal title was retained by Onity and the third-party consents required for title transfer were not obtained, causing the transactions to be accounted for as secured financings. Accordingly, we continue to report the $112.2 million MSR and an associated Pledged MSR liability on our consolidated balance sheet (the remaining is treated as subservicing).
The RMSR agreement and subservicing agreements are subject to automatic one-year renewals, unless Onity provides seven months’ advance notice of termination, or Rithm provides three months’ advance notice of termination. In November 2024, Onity and Rithm agreed to extend the subservicing agreements through February 1, 2026 with subsequent, automatic one-year renewals if notice of termination is not provided by July 1, 2025 by Onity or November 1, 2025 by Rithm.
If Rithm exercises its termination right of the $8.9 billion RMSR agreement, Rithm has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Onity’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the RMSR Agreements. If Rithm is not able to sell the Rights to MSRs or establish a substitute RMSR arrangement with another servicer, Rithm has the right to revoke its termination notice and re-instate the applicable servicing addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the RMSR Agreements would be transferred to up to three subservicers who would subservice under Onity’s oversight. If such a subservicing arrangement were established, Onity would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
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

Note 9 – MSR Valuation Adjustments, Net
The table below presents the components of MSR valuation adjustments, net, that include four MSR related instruments which we account for at fair value with changes in fair value recorded in earnings (also refer to Note 7 – Mortgage Servicing and Note 8 — Other Financing Liabilities, at Fair Value):
(i) the fair value changes of the total MSR portfolio (Total MSRs) recorded on our consolidated balance sheets ($2.5 billion fair value asset at March 31, 2025). Total MSRs include owned MSRs and MSRs that have been sold or transferred to third parties in transactions that do not achieve sale accounting criteria. Owned MSRs include MSRs subject to ESS financing transactions;
(ii) the fair value changes of the Pledged MSR liabilities recorded as liabilities on our consolidated balance sheets when MSR sale accounting criteria are not achieved ($579.1 million fair value liability at March 31, 2025);
(iii) the fair value changes of the ESS financing liabilities for which we elected the fair value option ($256.4 million fair value liability at March 31, 2025); and
(iv) the fair value changes of the derivative instruments economically hedging the MSR exposure.

	Three Months Ended March 31,
	2025	2024
Total MSRs	$(77.8)	$42.0
Pledged MSR liabilities (1)	11.1	4.7
ESS financing liabilities	7.0	(4.5)

Derivative fair value gain (loss) (MSR economic hedges) (2)	20.8	(53.7)

MSR valuation adjustments, net	$(38.9)	$(11.6)

Total changes in fair value due to realization of expected cash flows, net	$(41.1)	$(39.9)
Total changes in fair value due to rates and assumptions (3)	2.2	28.3
(1)MSR transfers that do not achieve sale accounting.
(2)Also refer to Note 16 – Derivative Financial Instruments and Hedging Activities.
(3)Including MSR hedging derivative gains (losses); excludes reverse mortgage exposure (see below).
MSR valuation adjustments, net exclude fair value changes of reverse mortgage loans net of HMBS related-borrowings which are included in our economic MSR interest rate risk hedge strategy (refer to Note 16 – Derivative Financial Instruments and Hedging Activities), and are separately presented as Gain on reverse loans held for investment and HMBS-related borrowings, net (Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net) within our consolidated statements of operations (refer to Note 5 - Reverse Mortgages).

Note 10 – Receivables

	March 31, 2025	December 31, 2024
Servicing-related receivables:
Government-insured loan claims - Reverse	$126.6	$83.3
Government-insured loan claims - Forward	29.5	31.5
Due from custodial accounts	24.0	12.1
Subservicing fees and reimbursable expenses	16.4	16.4
Receivable from sale of MSRs (holdback)	5.0	9.7
Subservicing fees, reimbursable expenses and other - Due from MAV	0.6	2.1
Other	7.0	7.2
	209.3	162.4
Income taxes receivable (1)	28.3	28.2
Other receivables	4.0	4.0
	241.5	194.6
Allowance for losses	(19.2)	(18.1)
	$222.3	$176.4
(1)Includes $26.9 million and $26.6 million at March 31, 2025 and December 31, 2024, respectively, from the USVI Bureau of Internal Revenue (BIR) for a refund of income taxes paid in prior years. In December 2022, we executed an agreement with the BIR for payment of the income tax refunds related to tax years 2013 through 2015, plus accrued interest, over a two-year period ending December 31, 2024. The BIR did not make the payment that was due on December 31, 2023 nor any subsequent payments pursuant to the agreement. On February 8, 2024, we filed a lawsuit against the USVI for the refund of income taxes paid in prior years and for the USVI’s breach of the above-referenced agreement; the USVI is defending against such claims and contesting that such refunds are owed.

Allowance for Losses	Three Months Ended March 31,
	2025	2024
Beginning balance	$18.1	$25.1
Provision	2.6	4.0
Charge-offs and other, net	(1.6)	(6.4)
Ending balance	$19.2	$22.7
At March 31, 2025 and December 31, 2024, the allowance for losses related to FHA-, VA- or USDA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $18.2 million and $17.2 million, respectively.

Note 11 - Investment in Equity Method Investee and Related Party Transactions
Oaktree Capital Management L.P. and certain affiliates, including managed investment funds and accounts (collectively Oaktree), MAV Canopy and MAV are deemed related parties to Onity. Oaktree invested shares and warrants of our common stock and has two non-voting observers to our Board of Directors for as long as Oaktree owns at least 15.0% of all issued and outstanding common stock of Onity (assuming the exercise of warrants in full).
In November 2024, Onity sold to Oaktree its 15% investment in MAV Canopy. Through the date of sale of our ownership interest, we accounted for our investment in MAV Canopy under the equity method.
Subservicing Agreement with MAV
As of March 31, 2025, PHH subserviced a total of $40.5 billion UPB on behalf of MAV, of which $21.1 billion of MSRs were previously sold by PHH to MAV and do not qualify for sale accounting and thus remain reported on the consolidated balance sheet of PHH, with a fair value of $325.7 million MSR and $317.2 million Pledged MSR liability - see Note 8 — Other Financing Liabilities, at Fair Value.

Joint Marketing Agreement and Recapture Agreement with MAV
PHH is entitled to the exclusive right to solicit and refinance borrowers with loans underlying the MSR owned by MAV, and is obligated to transfer to MAV the MSR associated with the loans so originated for no cash consideration. During the three months ended March 31, 2025 and 2024, PHH transferred MSRs with a UPB of $25.8 million and $18.0 million, respectively, under this agreement.
MAV MSR Sale Agreements and Right of First Offer
During the three months ended March 31, 2025 and 2024, pursuant to different MSR sale agreements, PHH did not transfer any MSRs to MAV.

Note 12 – Other Assets

	March 31, 2025	December 31, 2024
REO ($42.6 and $39.4 related to VIEs)	$48.4	$43.9
Prepaid expenses (including prepaid lender fees)	25.1	26.1
Derivatives, at fair value	15.6	15.4
Prepaid representation, warranty and indemnification claims - Agency MSR sale	5.0	5.0
Deferred tax assets, net	3.8	3.2
Intangible assets, net (net of accumulated amortization of $13.3 million and $13.1 million)	3.1	3.3
Derivative margin deposit	0.8	7.4
Other	4.3	6.8
	$106.0	$111.3

Note 13 – Borrowings

Advance Match Funded Liabilities		Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Expected Repayment Date (1)	Uncommitted	Committed	March 31, 2025	December 31, 2024
$500 million Ocwen Master Advance Receivables Trust (OMART) - Advance Receivables Backed Notes - Series 2015-VF5 (2)	August 2025	$50.0	$132.0	$318.0	$328.7
$200 million Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (2)	August 2025	—	141.1	58.9	87.8
$14.4 million EBO Advance facility (3)	May 2026	13.8	—	0.6	0.6
Total Advance match funded liabilities		$63.8	$273.1	$377.5	$417.1

Weighted average interest rate (4)				7.26%	7.25%
(1)The Expected Repayment Date of our facilities, as defined, is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance is required if the note is not renewed or extended. In certain of our advance facilities, there are multiple notes outstanding.
(2)The committed borrowing capacity under the OMART and OGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At March 31, 2025, none of the remaining borrowing capacity of the OMART and OGAF advance financing notes could be used based on the amount of eligible collateral.
(3)At March 31, 2025, none of the remaining borrowing capacity of the facility could be used based on the amount of eligible collateral.
(4)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At March 31, 2025 and December 31, 2024, the balance of unamortized prepaid lender fees was $1.2 million and $2.1 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Loan Financing Facilities			Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	March 31, 2025	December 31, 2024
Total mortgage warehouse facilities (2)	Loans held for sale (LHFS), Loans Held for Investment (LHFI), Servicing Advances, Receivables and REO	May 2025-October 2026	1,214.4	216.9	1,124.9	1,046.3
Securitization Notes:
OLIT Asset-Backed Notes, Series 2023-HB1 (3)	Reverse LHFS, Receivables and REO	June 2036	—	—	101.2	107.3
OLIT Asset-Backed Notes, Series 2024-HB1 (3)	Reverse LHFS, Receivables and REO	February 2037	—	—	148.8	160.9
OLIT Asset-Backed Notes, Series 2024-HB2 (3)	Reverse LHFS, Receivables and REO	August 2037	—	—	232.3	249.1
Total reverse mortgage securitization notes			—	—	482.3	517.3
Total Mortgage loan financing facilities			$1,214.4	$216.9	1,607.2	1,563.6
Unamortized discount and debt issuance costs - OLIT Notes					(29.9)	(35.4)
Total Mortgage loan financing facilities, net					$1,577.4	$1,528.2

Weighted average interest rate (4)					5.40%	5.46%
(1)Of the borrowing capacity on mortgage loan financing facilities extended on a committed basis, none of the remaining borrowing capacity could be used at March 31, 2025 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)We use mortgage loan repurchase agreements, participation agreements and other warehouse facilities with various financial institutions to fund newly-originated or purchased loans on a short-term basis until they are sold or securitized to secondary market investors, and to fund repurchases of certain Ginnie Mae forward loans, HECM loans and other types of loans or mortgage related assets. Our warehouse facilities generally have maximum terms of 364 days, and have typically been, and are expected to be renewed, replaced or extended annually.
(3) In June 2023, February 2024 and September 2024, OLIT issued different classes of Asset-Backed Notes with an initial principal amount of 264.9 million, $268.6 million and $330.6 million at a discount and a mandatory 3-year call date of June 2026, February 2027 and August 2027, respectively. We have the option to redeem the notes at any time prior to the mandatory call date, at a 1% premium for a specified period of time after issuance (generally one year) and at par value thereafter. The notes have a stated interest rate of 3.0%, 3.0%, and 5.0%, respectively. Payments of interest and principal are made from available funds from a pool of reverse mortgage buyout loans and REOs in accordance with the indenture priority of payments. Also see Note 2 – Securitizations and Variable Interest Entities.
(4)The weighted average interest rate excludes the effect of the amortization of discount, debt issuance costs, and prepaid lender fees. At March 31, 2025 and December 31, 2024, unamortized prepaid lender fees were $1.1 million and $1.0 million, respectively, and are included in Other assets in our consolidated balance sheets. At March 31, 2025 and December 31, 2024, 1-Month (1M) Term Secured Overnight Financing Rate (SOFR) was 4.32% and 4.33%, respectively.

MSR Financing Facilities			Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	March 31, 2025	December 31, 2024
$250 million GSE MSR financing facility (2)	MSRs	June 2025	$—	$3.1	$246.9	$249.5
$650 million GSE MSR financing facility (3)	MSRs	September 2025	—	95.2	554.8	415.1
$300 million Ginnie Mae MSR financing facility (4)	MSRs, Advances	February 2026	54.1	—	245.9	244.7
$70 million PLS MSR financing facility (5)	MSRs	February 2026	3.6	—	66.4	—
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1	MSRs	February 2028	—	—	21.9	23.1
Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 (6)	MSRs	February 2025	—	—	—	25.6
Total MSR financing facilities			$57.7	$98.2	1,136.0	958.0
Unamortized debt issuance costs - PLS facilities (7)					—	(0.1)
Total MSR financing facilities, net					$1,136.0	$957.9

Weighted average interest rate (7)					7.27%	7.18%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $27.0 million of the remaining borrowing capacity could be used at March 31, 2025 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)This facility is secured by a lien on certain of PHH’s Agency MSRs and is subject to daily margining requirements. In February 2025, the borrowing capacity was reduced to $250.0 million from $400.0 million and the maturity date was modified to June 30, 2025.
(3)PHH’s obligations under this facility are secured by a lien on certain related MSRs. Onity guarantees the obligations of PHH under this facility. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. In January 2025, the borrowing capacity was increased to $650.0 million from $500.0 million.
(4)PHH’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and servicing advances. Onity guarantees the obligations of PHH under the facility. We are subject to daily margining requirements under the terms of the facility. In February 2025, the maturity date was extended to February 25, 2026.
(5)The final payment on the PLS Notes (see (6) below) was made from proceeds received on this new $70.0 million repurchase agreement entered into in February 2025 with a maturity date of February 25, 2026, pursuant to which PHH sold the membership interest certificate representing 100% of the limited liability company interests in PLS Issuer and agreed to repurchase such membership interest certificate at a specified future date at the price set forth in the repurchase agreement. Onity guarantees the obligations of PHH under the facility subject to the terms and conditions set forth in the guaranty secured by a lien on the related PLS MSRs. See Note 2 – Securitizations and Variable Interest Entities for additional information.
(6)The single class PLS Notes were an amortizing debt instrument with an original principal amount of $75.0 million and a fixed interest rate of 5.114%. The PLS Notes were issued by a trust (PLS Issuer) that is included in our consolidated financial statements, and PLS Issuer’s obligations under the facility were secured by a lien on the related PLS MSRs. Onity guaranteed the obligations of PLS Issuer under the facility. The final principal payment was made on the due date in February 2025. See Note 2 – Securitizations and Variable Interest Entities for additional information.
(7)Weighted average interest rate excludes the effect of the amortization of debt issuance costs and prepaid lender fees. At March 31, 2025 and December 31, 2024, unamortized prepaid lender fees related to revolving-type MSR financing facilities were $3.0 million and $2.1 million, respectively, and are included in Other assets in our consolidated balance sheets.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			March 31, 2025	December 31, 2024
Senior Notes Due 2029	9.875%	November 2029	$500.0	$500.0
Less:
Unamortized discount and debt issuance costs			(12.0)	(12.6)
Senior notes, net			$488.0	$487.4
(1)Excludes the effect of the amortization of debt issuance costs and discount.

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
Credit Ratings
On October 21, 2024, Moody’s assigned a Caa1 rating to the $500 million PHH Corporation Senior Notes due in 2029 . Moody’s also assigned a B3 corporate family rating to Onity and withdrew the B3 corporate family rating of PHH Mortgage Corporation. The entities’ outlooks are stable.
On October 21, 2024, S&P assigned a B- rating to the $500 million PHH Corporation Senior Notes due in 2029 . S&P also affirmed the B- rating of Onity with a Stable Outlook.
Covenants
Under the terms of our debt agreements in effect as of March 31, 2025, we are subject to various affirmative and negative covenants. Collectively, these covenants include:
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at March 31, 2025, excluding additional Agency minimum requirements, is a minimum of $275.0 million and $200.0 million, tangible net worth for Onity and PHH, respectively. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at March 31, 2025, excluding additional Agency minimum requirements, is for a minimum of $75.0 million and $65.0 million for Onity and PHH, respectively. The minimum tangible net worth and liquidity requirements at PHH contained in some debt agreements are also subject to the minimum requirements set forth by the Agencies, see Note 21 – Regulatory Requirements.

We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.
Collateral
Our assets pledged as collateral for secured borrowings are as follows at March 31, 2025. Assets may also be subject to other liens or restrictions under various agreements.

	Assets	Pledged Assets	Collateralized Financings (8)	Liability Categories
Cash (1)	$178.0	$—	$—	n/a (1)
Restricted cash (2)	58.9	31.7	—	Multiple
Owned MSRs, excluding ESS (3)(5)	1,620.1	1,629.9	1,092.8	MSR financing facilities
Transferred MSRs, including ESS (4)	927.3	927.3	835.5	Other financing liabilities
Advances, net (5)	514.0	489.2	420.6	Advance match funded liabilities and MSR financing facilities
Loans held for sale	1,402.2	1,381.2	1,365.7	Mortgage loan financing facilities
Loans held for investment - securitized (6)	10,676.0	10,676.0	10,587.6	HMBS related borrowings
Loans held for investment - unsecuritized	136.5	81.0	72.2	Mortgage loan financing facilities
Receivables, net	222.3	161.3	118.5	Mortgage loan financing facilities
REO (Other assets)	48.4	45.9	50.8	Mortgage loan financing facilities
Total (7)	$15,783.7	$15,423.4	$14,543.8
(1)Includes $147.3 million Available Cash held by Regulated Subsidiary Guarantors, as defined, pursuant to the Senior Notes Due 2029.
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
(5)$43.1 million drawn under the $300.0 million Ginnie Mae MSR financing facility is used to finance Ginnie Mae related advances.
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
(8)Amounts represent UPB and fair value for borrowings accounted for at amortized cost and fair value, respectively.

Note 14 – Other Liabilities

	March 31, 2025	December 31, 2024
Checks held for escheat	$56.4	$54.1
Servicing-related obligations	56.4	65.1
Other accrued expenses	47.0	79.6
Due to Rithm - Advance collections and servicing fees	39.1	63.4
Accrued interest payable	29.6	13.4
Liability for indemnification obligations	27.8	30.5
Accrued legal fees and settlements	27.3	16.0
MSR purchase price holdback	11.2	11.0
Lease liability	8.8	9.0
Mortgage insurance premium payable	7.4	7.5
Liability for unfunded pension obligation and gratuity plans	7.9	7.4
Derivatives, at fair value	6.3	27.6
Derivative related payables	5.6	15.2
Excess servicing fee spread payable	1.9	2.2
Income taxes payable	1.3	1.0
Liability for uncertain tax positions (1)	—	13.3
Other	6.1	4.2
	$340.0	$420.6
(1)See Note 18 - Income Taxes

Note 15 – Stockholders’ Equity
In 2021, in connection with certain transactions with Oaktree (see Note 11 - Investment in Equity Method Investee and Related Party Transactions), we issued to Oaktree warrants to purchase 1,184,768 and 261,248 shares of our common stock at a price per share of $26.82 and $24.31, that may be exercised at any time through March 4, 2027 and May 3, 2025, respectively, in cash or pursuant to a cashless exercise, as defined. The warrants were reported within Stockholders’ Equity with an aggregated $20.8 million allocated fair value.
On October 23, 2024, the warrants were amended to provide that upon their exercise Oaktree can elect the cash exercise option only with the consent of Onity and, without the consent of Onity, the exercise price can only be paid via the net share settlement option (cashless exercise). The amendment did not result in any change in the accounting or equity presentation of the warrants.
On February 13, 2025, Oaktree exercised its right to purchase 261,248 shares of our common stock in a net share settlement, at the exercise price of $24.31 per share, entitling Oaktree to an estimated 92,788 shares of common stock based on the trailing average stock price, as defined. Pursuant to the warrant agreement, as amended, Onity elected to settle in cash the exercise of the warrants, resulting in a $3.5 million cash payment to Oaktree and an equal reduction of Stockholders’ Equity. The warrant exercise did not result in any change to the number of issued and outstanding shares of common stock.

Note 16 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the three months ended March 31, 2025 and 2024.

	March 31, 2025			December 31, 2024
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward sales of Reverse loans	N/A	$—	$—	January 2025	$60.0	$0.4
Forward loans IRLCs	April 2025 - August 2025	1,593.0	8.2	N/A	—	—
Reverse loans IRLCs	May 2025 - July 2025	38.3	1.2	February 2025	25.6	0.2
TBA forward MBS trades	April 2025 - June 2025	1,081.0	3.0	January - March 2025	1,391.1	10.0
Forward sales of Forward loans	April 2025	0.5	—	January 2025	215.0	1.5
Interest rate swap futures	June 2025	950.0	3.1	March 2025	225.0	3.2
Total		$3,662.9	$15.6		$1,916.6	$15.4
Derivative Liabilities (Other liabilities)
Forward loans IRLCs	N/A	$—	$—	January - May 2025	$1,311.6	$(0.7)
Forward sales of Reverse loans	April 2025 - May 2025	65.0	(0.2)	NA	—	—
TBA forward MBS trades	April 2025 - June 2025	1,511.9	(5.8)	January - February 2025	789.0	(5.0)
Forward sales of Forward loans	April 2025	164.0	(0.1)	N/A	—	—
Interest rate swap futures	June 2025	100.0	(0.2)	March 2025	875.0	(21.9)
Total		$1,840.9	$(6.3)		$2,975.6	$(27.6)
The table below summarizes the net gains and losses of our derivative instruments recognized in our unaudited consolidated statements of operations.

	Three Months Ended March 31,		Financial Statement Line
Gain (Loss)	2025	2024
Derivative Instruments
Forward loans IRLCs	$8.9	$(0.6)	Gain on loans held for sale, net
Reverse loans IRLCs	1.0	—	Gain on reverse loans held for investment and HMBS-related borrowings, net
Forward trades (economically hedging forward pipeline trades and EBO pipeline)	(1.7)	(0.3)	Gain on loans held for sale, net (Economic hedge)
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	(19.9)	4.9	Gain on loans held for sale, net (Economic hedge)
Interest rate swap futures, TBA trades and interest rate option contracts	20.8	(53.7)	MSR valuation adjustments, net
Forward sales of Reverse loans	(0.6)	0.3	Gain on reverse loans held for investment and HMBS-related borrowings, net
Total	$8.6	$(49.3)
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
Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate swap futures and interest rate options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities, are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time-to-time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives. The fair value gains and losses of such inter-segment derivatives effectively reclassify certain derivative gains and losses between MSR valuation adjustments, net within the Servicing segment and Gain on loans held for sale, net within the Originations segment to reflect the performance of these economic hedging strategies in the appropriate segments (see Note 20 – Business Segment Reporting for the amount of such reclassification). Such inter-segment derivatives are eliminated in our consolidated financial statements.
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
Pipeline Hedging - Interest Rate Lock Commitments and Loans Held for Sale, at Fair Value
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 75 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 to 30 days. Loans held for sale are generally funded and sold within 5 to 30 days. This interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, to preserve the initial gain on sale margin at lock date. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net or Gain on reverse loans held for investment and HMBS-related borrowings, net in our consolidated statements of operations.

Note 17 – Interest Expense

	Three Months Ended March 31,
	2025	2024
Mortgage loan financing facilities	$26.1	$18.7
MSR financing facilities	18.6	17.9
Senior Notes Due 2029	12.8	—
Advance match funded liabilities	7.9	10.4
Onity Senior Secured Notes (1)	—	11.2
PMC Senior Secured Notes	—	7.4
Escrow	1.7	1.8
	$67.0	$67.4
(1)Notes issued to Oaktree affiliates, inclusive of amortization of debt issuance costs and discount of nil and $2.7 million for the three months ended March 31, 2025 and 2024, respectively.

Note 18 - Income Taxes

	Three Months Ended March 31,
	2025	2024
Income tax expense (benefit)	$(13.0)	$1.7
Income before income taxes	$9.1	$31.8
Effective tax rate	(142.9)%	5.2%

The $13.0 million income tax benefit for the three months ended March 31, 2025 includes the recognition of a $13.3 million benefit due to the favorable resolution of a prior-year uncertain tax position during the period.
Our annual effective tax rate is generally lower than the 21% federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets ($179.8 million as of December 31, 2024). The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income. We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we give more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. Other factors considered in these evaluations are future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted. We determined that a full valuation allowance at March 31, 2025 remained appropriate.
We believe it is reasonably possible that by December 31, 2025, we could release some or all of our valuation allowance that currently offsets our net U.S. deferred tax asset. The accounting guidance (ASC 740, Income Taxes) states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome”. We believe it is reasonably possible that by December 31, 2025, we would have transitioned from a cumulative loss in recent years to cumulative income as a result of Onity improving its earnings in the more recent years. Any release of our valuation allowance requires significant judgment and is contingent on continued analysis of the positive and negative evidence and actual and expected future profitability. As such, the exact timing and amount of any valuation allowance release is subject to change. We will continue to maintain a full valuation allowance on our U.S. net deferred tax asset until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. Release of the valuation allowance would result in an increase to Deferred tax assets, net on our consolidated balance sheet, and a corresponding non-cash decrease to income tax expense (thus an increase to net income and stockholders’ equity).

Note 19 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding including the potential dilutive shares of common stock related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method.

	Three Months Ended March 31,
	2025	2024
Basic earnings per share
Net income attributable to common stockholders	$21.1	$30.1

Weighted average shares of common stock outstanding	7,873,989	7,711,534

Basic earnings per share	$2.68	$3.91

Diluted earnings per share
Net income attributable to common stockholders	$21.1	$30.1

Weighted average shares of common stock outstanding	7,873,989	7,711,534
Effect of dilutive elements
Common stock warrants	224,557	68,584
Stock option awards	36	—
Common stock awards	338,292	266,070
Dilutive weighted average shares of common stock	8,436,874	8,046,188

Diluted earnings per share	$2.50	$3.74

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	21,659	31,944
Market-based (2)	41,520	188,344
(1)Includes stock options and stock awards that are anti-dilutive based on the application of the treasury stock method.
(2)Shares that are issuable upon the achievement of certain market-based performance criteria related to Onity’s stock price.

Note 20 – Business Segment Reporting
Our business segments reflect the internal reporting that our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (CODM), uses to evaluate our operating and financial performance and to assess the allocation of our resources. The CODM uses pre-tax income calculated both on a GAAP basis and on a managed or adjusted basis, as internally defined, to assess the segment performance and allocate resources. The segment information presented below is prepared under GAAP, consistent with the amounts included in our consolidated financial statements. Our current reportable business segments consist of Servicing, Originations, and Corporate.

Financial information for our segments prepared under GAAP is as follows:
	Three Months Ended March 31, 2025
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$203.3	$—	$—	$203.3
Gain on reverse loans held for investment and HMBS-related borrowings, net	16.9	6.9	—	23.8
Gain (loss) on loans held for sale, net	(3.8)	15.6	—	11.8
Other revenue, net	4.8	6.2	—	10.9
Revenue	221.2	28.6	—	249.8

MSR valuation adjustments, net	(41.9)	3.0	—	(38.9)

Operating expenses
Compensation and benefits	23.1	12.4	21.9	57.4
Servicing and origination	11.7	1.1	0.2	13.0
Technology and communications	7.4	2.1	5.5	15.0
Professional services	6.3	0.5	15.9	22.6
Occupancy, equipment and mailing	7.1	0.7	0.4	8.2
Corporate overhead allocations	12.4	3.9	(16.4)	—
Other expenses	0.5	1.5	1.6	3.6
Operating expenses	68.6	22.2	29.1	119.9

Other income (expense):
Interest income	11.8	13.3	1.1	26.2
Interest expense	(47.9)	(12.7)	(6.4)	(67.0)
Pledged MSR liability expense	(41.9)	—	—	(41.9)
Other, net	0.5	(0.4)	0.8	0.9
Other income (expense), net	(77.5)	0.2	(4.5)	(81.9)

Income (loss) before income taxes	$33.1	$9.6	$(33.6)	$9.1

	Three Months Ended March 31, 2024
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$204.2	$0.3	$—	204.5
Gain on reverse loans held for investment and HMBS-related borrowings, net	8.6	6.8	—	15.4
Gain on loans held for sale, net	1.8	9.1	—	10.9
Other revenue, net	4.5	3.8	—	8.3
Revenue	219.1	20.0	—	239.1

MSR valuation adjustments, net	(12.5)	0.9	—	(11.6)

Operating expenses
Compensation and benefits	25.3	10.2	18.1	53.6
Servicing and origination	13.3	1.4	0.3	15.0
Technology and communications	6.1	1.7	4.9	12.7
Professional services	7.1	0.3	4.6	12.0
Occupancy, equipment and mailing	6.8	0.5	0.4	7.7
Corporate overhead allocations	10.9	3.9	(14.8)	—
Other expenses	1.1	1.0	1.3	3.4
Operating expenses	70.6	19.0	14.8	104.4

Other income (expense):
Interest income	6.7	9.7	1.1	17.5
Interest expense	(45.8)	(10.4)	(11.2)	(67.4)
Pledged MSR liability expense	(44.9)	—	—	(44.8)
Gain on extinguishment of debt	—	—	1.4	1.4
Earnings of equity method investee	2.7	—	—	2.7
Other, net	(0.5)	(0.1)	—	(0.7)
Other income (expense), net	(81.8)	(0.8)	(8.6)	(91.3)

Income (loss) before income taxes	$54.2	$1.1	$(23.4)	$31.8

Total Assets	Servicing	Originations	Corporate	Business Segments Consolidated
March 31, 2025	$15,013.1	$1,009.6	$236.6	$16,259.3
December 31, 2024	15,242.5	945.0	247.9	16,435.4

Note 21 – Regulatory Requirements
Our business is subject to extensive regulation and supervision by federal, state, local and foreign governmental authorities, including the Consumer Financial Protection Bureau (CFPB), the HUD, the SEC and various state agencies that license our servicing and lending activities. Accordingly, we are regularly subject to examinations, inquiries and requests, including civil investigative demands and subpoenas. The GSEs and their conservator, the Federal Housing Finance Agency (FHFA), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
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
PHH is required to maintain a 6% minimum ratio of tangible net worth to total assets (leverage ratio) pursuant to Agency rules. As issuer of HMBS, we received an exemption to exclude securitized reverse mortgage loans held for investment pledged to HMBS ($10.6 billion at March 31, 2025) from total assets in the computation of the leverage ratio due to the “lack of true sale accounting treatment of the HMBS Program” as per the Ginnie Mae guide.
We believe our licensed entities were in compliance with all of their minimum net worth and liquidity requirements at March 31, 2025. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth and liquidity requirements for licensing and seller/servicer obligations referenced above are mostly based on the UPB of assets serviced by PHH. Under the applicable formula, the required minimum net worth was $513.6 million at March 31, 2025. PHH’s adjusted net worth was $639.5 million at March 31, 2025. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PHH and the required minimum liquidity was $136.6 million at March 31, 2025. PHH’s eligible liquidity, as defined, for licensing and seller/servicer obligations was $217.8 million at March 31, 2025.
Ginnie Mae announced a new risk-based capital ratio (RBCR) effective on December 31, 2024 for Ginnie Mae issuers. Ginnie Mae issued a waiver extending the deadline by which PHH must meet the RBCR requirements to October 1, 2025. PHH will be required to maintain a minimum of 6% ratio of Adjusted Net Worth less Excess MSRs, as defined, to risk weighted assets. Excess MSR is deducted from Adjusted Net Worth when the MSR portfolio exceeds 100% of the Adjusted Net Worth. Government and GSE conforming loans held-for-sale are risk weighted at 20%, other assets at 100% and MSRs at 250%. HECM reverse mortgage loans held for investment are risk weighted at 0%. MSR values may be reduced by 10% to 50% depending on historical Hedge Efficacy ratio of fair value changes of MSR hedging derivatives and MSR fair value changes due to market and model changes (e.g., 50% MSR value reduction for 80-120% Hedge Efficacy). We are currently implementing certain actions intended to achieve compliance with the requirements. We intend to continue to operate our Ginnie Mae issuer and other activities through PHH which would be subject to the risk-based capital rules, and separately conduct certain GSE MSR investment activities through PHH Asset Services LLC (PAS), a wholly owned subsidiary of PHH Corporation and Onity. We have received all necessary licensing and regulatory approvals to operate PAS except for one state with whom discussions are ongoing.
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

Note 22 — Commitments
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
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $3.0 billion at March 31, 2025. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the three months ended March 31, 2025, we funded $76.8 million out of the $3.1 billion borrowing capacity as of December 31, 2024. We also had short-term commitments to lend $1.6 billion and $38.3 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at March 31, 2025. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, also referred to as warehouse lines, prior to their respective securitization.
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of a reverse mortgage loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). The table below provides the breakdown of the portfolio UPB with respect to the percentage of the MCA at March 31, 2025.

Securitized HECM loans at less than 92% MCA	$8,774.3
Securitized HECM loans at equal to or greater than 92% and less than 95% MCA	605.6
Securitized HECM loans at equal to or greater than 95% MCA and less than 98% MCA	676.8
Total Securitized HECM loans UPB	$10,056.7
For the three months ended March 31, 2025 and 2024, we repurchased HECM loans from Ginnie Mae securitizations in the amount of $156.9 million and $41.9 million, respectively. Activity with regard to HMBS repurchases for the three months ended March 31, 2025 is as follows:

	Active (2)	Inactive	Total
Beginning balance	$68.5	$159.5	$228.0
Additions	103.0	53.9	156.9
Recoveries, net (1)	(68.2)	(8.7)	(76.9)
Transfers	4.9	(4.9)	—
Changes in value	0.2	(4.2)	(4.0)
Ending balance	$108.5	$195.6	$304.1
(1)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
(2)Excludes $381.6 million UPB in loans directly assigned to HUD from the underlying Ginnie Mae securities without a cash repurchase from us.
Client Concentration
Our Servicing segment has exposure to concentration risk and client retention risk.
For the three months ended March 31, 2025, servicing and subservicing fees from Rithm amounted to $22.2 million, or 14% of total servicing and subservicing fees (excluding ancillary income), and the related Rithm Pledged MSR liability expense amounted to $9.0 million. As of March 31, 2025, Rithm represented $34.7 billion, or 11% of the UPB and 21% of the loan count of our total servicing and subservicing portfolio, and approximately 58% of all delinquent loans that Onity services. Our subservicing agreements with Rithm provide for automatic one-year renewals, unless Onity or Rithm provide advance notice of termination. During the three months ended March 31, 2025 Rithm exercised their previously agreed right to transfer up to 15% of the mortgage loans to another subservicer and transferred $5.7 billion in UPB to its own servicing platform, with an additional $1.9 billion in UPB expected to deboard in the second quarter of 2025.
If Rithm exercises its right to terminate the subservicing agreements for convenience by November 1, 2025 or for cause at any time, we might need to right-size certain aspects of our servicing business as well as the related corporate support functions, and we may need to adjust our daily liquidity management due to the reduction of servicing float balances associated with the Rithm agreements. Also refer to Note 8 — Other Financing Liabilities, at Fair Value and Note 14 – Other Liabilities.

Note 23 – Contingencies
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $27.3 million at March 31, 2025. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at March 31, 2025.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and similar state statutes. We are currently defending a class action lawsuit challenging, under state and federal law, our practice of charging borrowers a fee to use certain optional payment methods, in Jones v. PHH Mortg. Corp., et al. (D. NJ), which we moved to dismiss. On July 23, 2024, the court granted the motion in part, dismissing the majority of the claims. Onity filed an answer to the surviving claims on August 14, 2024. On October 25, 2024, Knapp v. PHH Mortg. Corp., et al. (D. OR) was filed in state court in Oregon. We removed the matter to federal court in Oregon on November 27, 2024, and filed our motion to dismiss the complaint on December 11, 2024. In February 2025, Smith-Fowler v. PHH Mortgage Corp. (D.D.C) was filed in federal court in Washington, D.C. We are in the process of evaluating options to respond to the complaint. In addition, between November 2022 and June 2023, we settled the previously disclosed cases of Morris v. PHH Mortg. Corp., et al. (S.D. FL), Torliatt v. PHH Mortg. Corp., et al. (N.D. CA), Thacker v. PHH Mortg. Corp., et al. (N.D. WV), Forest v. PHH Mortg. Corp., et al. (D. RI), and Williams v. PHH Mortg. Corp., et al. (S.D. TX).

In addition, we continue to be involved in legacy matters arising prior to Onity’s October 2018 acquisition of PHH Corporation, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH Corporation and related entities alleging that PHH Corporation’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH asserted numerous legal defenses against the claims. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH Corporation’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. In January 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, and in February 2023 that court reversed and remanded for further proceedings. Following additional proceedings, on March 19, 2025, the parties reached an agreement in principle to settle the litigation. We are in the process of negotiating a term sheet and long-form settlement agreement. Our current accrual with respect to this matter is included in the $27.3 million legal and regulatory accrual referenced above. At this time, Onity is unable to predict the outcome of this lawsuit if the court does not approve the settlement. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
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
Onity was, however, impleaded as a third-party defendant into five consolidated loan repurchase cases first filed against Nomura Credit & Capital, Inc. in 2012 and 2013. We vigorously defended ourselves in those cases against allegations by the mortgage loan seller-defendant that Onity failed to inform its contractual counterparties that it had discovered defective loans in the course of servicing them and had otherwise failed to service the loans in accordance with accepted standards. In September 2023, the Court granted in part Onity’s motion for summary judgment, dismissing Nomura’s “failure to notify” claim in its entirety; the Court, however, denied Onity’s motion with respect to Nomura’s second claim alleging failure to service loans in accordance with accepted standards. Subsequent appeals by both parties were denied. In January 2025, the parties agreed to settle the five loan repurchase cases and each has now been dismissed with prejudice.
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
We regularly receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our licensed servicing and lending businesses, as well as from state attorneys general, the CFPB and other federal agencies, including the Department of Justice, HUD and various inspectors general. For example, we have received requests regarding the charging of certain fees to borrowers (including our practice of charging borrowers a fee to use certain optional payment methods, or “convenience fees”); the post-boarding process to verify loan and payment terms are properly implemented, calculated, and applied; bankruptcy practices; COVID-19-related forbearance and post-forbearance options; and Homeowner Assistance Fund participation and implementation. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits, and engage with us on various matters. For example, we are currently engaged with several regulators related to borrower convenience fees and we recently resolved one such matter with HUD, which requires us to credit/refund consumers for convenience fees charged on FHA-insured loans since May 1, 2020. We have in the past resolved, and may in the future resolve, these or other matters via consent orders, payments of monetary amounts and other agreements in order to settle issues identified in connection with examinations or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition. Our current accrual with respect to these matters is included in the $27.3 million legal and regulatory accrual referenced above.
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
At March 31, 2025 and March 31, 2024, we had outstanding representation and warranty repurchase demands of $25.5 million UPB (96 loans) and $25.3 million UPB (75 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Three Months Ended March 31,
	2025	2024
Beginning balance (1)	$27.4	$32.9
Provision for (reversal of) representation and warranty obligations	(1.4)	(0.3)
Provision for representation and warranty obligations - New production liability	0.7	0.3
Charge-offs and other (2)	(2.3)	1.8
Ending balance (1)	$24.5	$34.7
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

OVERVIEW
General
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. PHH is one of the largest non-bank servicers in the country based on UPB, focused on delivering a variety of servicing and lending programs. PHH is also one of the largest correspondent lenders in the U.S. based on origination UPB. Liberty is one of the nation’s largest reverse mortgage lenders and servicers based on origination and securitization UPB, dedicated to education and providing loans that help customers meet their personal and financial needs by drawing upon their home equity. We serviced or subserviced 1.4 million loans with a total UPB of $304.6 billion on behalf of more than 4,000 investors and 124 subservicing clients as of March 31, 2025. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements.
Volume Overview
The table below summarizes the volume of Originations by channel on a current and comparative basis. The volume of Originations is a key driver of the profitability of our Originations segment, along with margins, and also a key driver of the replenishment and growth of our Servicing segment. In the first quarter of 2025, we added $16.8 billion of new volume, with $4.9 billion of subservicing additions, $7.0 billion of new Originations production and $4.9 billion bulk acquisitions, as further detailed in the below table.

$ In billions	UPB			$ Change
	Three Months Ended			Q1 2025 vs. Q4 2024	Q1 2025 vs. Q1 2024
	March 31,	December 31,	March 31,
	2025	2024	2024
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$0.3	$0.4	$0.1	$(0.1)	$0.2
Correspondent MSR (1)	3.8	5.0	2.7	(1.2)	1.1
Flow and Agency Cash Window MSR purchases (2)	2.8	4.0	1.6	(1.2)	1.1
Reverse mortgage servicing (3)	0.2	0.2	0.2	—	—
Total Originations production	7.0	9.6	4.6	(2.6)	2.4
Bulk MSR purchases	4.9	8.3	0.8	(3.5)	4.1
Total servicing additions	11.9	17.9	5.4	(6.0)	6.5
Interim forward subservicing	2.2	2.2	1.7	—	0.5
Other new forward subservicing	2.7	4.8	16.1	(2.1)	(13.4)
Reverse subservicing	—	0.1	—	(0.1)	—
Total Subservicing additions (4)	4.9	7.2	17.8	(2.2)	(12.9)
Total servicing and subservicing UPB additions	$16.8	$25.1	$23.2	$(8.3)	$(6.4)
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
The following table summarizes the average volume of our Servicing segment, on a current and comparative basis. The average servicing volume is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans or servicing and subservicing also drive the amount and timing of gross revenue and expenses. Our average total servicing and subservicing UPB increased by $4.8 billion or 1.6% during the first quarter of 2025 compared to prior quarter and increased by $13.1 billion or 4.5% as compared to the prior year quarter, net of runoff.

$ In billions	Average UPB			$ Change
	Three Months Ended			Q1 2025 vs. Q4 2024	Q1 2025 vs. Q1 2024
	March 31,	December 31,	March 31,
	2025	2024	2024
Owned MSR	$134.1	$122.8	$123.2	$11.3	$10.9
Subservicing (including reverse subservicing)	67.3	72.3	51.6	(5.0)	15.7
MAV	40.8	41.5	54.6	(0.7)	(13.8)
Rithm	39.4	41.7	44.6	(2.3)	(5.2)
Other MSR capital partners	10.0	9.6	8.5	0.4	1.5
Reverse mortgage loans (owned)	11.9	10.7	8.1	1.2	3.8
Other servicing (including whole loans)	0.9	1.0	0.7	(0.1)	0.2
Total servicing and subservicing UPB (average)	$304.5	$299.7	$291.4	$4.8	$13.1
As of March 31, 2025 and December 31, 2024, the total servicing and subservicing UPB amounted to $304.6 billion and $301.7 billion, respectively, a net increase of $3.0 billion or 1.0%.
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

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
30-year fixed rate mortgage (FRM) (1)
Average	6.83%	6.59%	6.74%
End of period	6.65%	6.85%	6.79%

10-year Treasury rate (end of period)	4.23%	4.58%	4.20%

1-month Term SOFR (average)	4.32%	4.59%	5.33%
(1)Source: Freddie Mac PMMS - Primary Mortgage Market Survey
In the three months ended March 31, 2025, the average 30-year fixed rate mortgage rate increased 24 basis points (vs. the three months ended December 31, 2024), reducing borrower affordability and further contracting the origination market. When comparing the three months ended March 31, 2025 to the three months ended March 31, 2024, the average 30-year fixed rate mortgage rate was mostly flat (up 9 basis points).
In 2024, the Federal Reserve reduced its federal funds target rate a total of 1 percentage point between September and December 2024 (50-basis point reduction in September and two consecutive 25-basis point reductions in November and December). In the first quarter of 2025, the Federal Reserve kept the federal funds rate unchanged. The 1-month SOFR largely followed the Federal Reserve actions, as illustrated in the below graph, resulting in a 27-basis point decline in its quarterly average.
Despite the Federal Reserve actions, the 10-year Treasury rate remained mostly flat year over year in 2024 (up 3 basis points) but increased 77 basis points in the fourth quarter of 2024, and declined 35 basis points in the first quarter of 2025, driving MSR fair values down at March 31, 2025.

The following graph compares market interest rates over the current and comparative periods:
Financial Highlights
Results of operations for the first quarter of 2025
•Net income attributable to common stockholders of $21 million, or $2.68 per share basic and $2.50 diluted
•Servicing and subservicing fee revenue of $203.3 million
•Originations gain on sale of $15.6 million
•$2.2 million MSR valuation gain attributable to input and assumption changes, net of hedging
Financial condition at March 31, 2025
•Stockholders’ equity of $460.2 million, or $57.66 book value per common share
•MSR investment of $2.5 billion, and $304.6 billion total servicing and subservicing UPB
•Cash position of $178.0 million
•Total assets of $16.3 billion
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
Results of Operations and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on

Form 10-Q and with our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2024.

Condensed Statements of Operations	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Revenue	$249.8	$224.8	11%	$239.1	4%
MSR valuation adjustments, net	(38.9)	(20.4)	91	(11.6)	236
Operating expenses	119.9	115.6	4	104.4	15
Other income (expense), net	(81.9)	(122.4)	(33)	(91.3)	(10)
Income (loss) before income taxes	9.1	(33.7)	(127)	31.8	(71)
Income tax expense (benefit)	(13.0)	(5.6)	132	1.7	(882)
Net income (loss)	$22.1	$(28.1)	(179)%	$30.1	(27)%

Segment income (loss) before income taxes
Servicing	$33.1	$38.4	(14)%	$54.2	(39)%
Originations	9.6	9.7	(1)	1.1	788
Corporate	(33.6)	(81.8)	(59)	(23.4)	43
	$9.1	$(33.7)	(127)%	$31.8	(71)%
Onity reported $22.1 million net income in the first quarter of 2025, an improvement of $50.2 million compared to the $28.1 million loss in the fourth quarter of 2024, largely driven by expenses recognized in the fourth quarter of 2024 in connection with our corporate debt refinancing and strategic transactions, with the following considerations:
•$25.0 million increase in revenue, largely attributed to a $23.6 million increase in gains on our reverse mortgage portfolio of loans held for investment and HMBS-related borrowings, net driven by a decline in market rates.
•$18.5 million higher loss on MSR valuation adjustments, net largely driven by the impact of interest rates, net of hedging derivatives. While separately presented in our consolidated financial statements, the change in fair value of our reverse mortgage portfolio attributable to interest rates discussed above is included as a partial offset to the change in fair value of our MSR portfolio attributable to interest rates, for hedging and risk management purposes.
•$4.3 million increase in Operating expenses, primarily driven by an increase in our accrual for probable losses in connection with the settlement of a legacy litigation matter, partly offset by a decrease in Compensation and benefits as a result of higher annual bonus and awards expense recognized in the fourth quarter of 2024.
•$40.6 million decline in Other expense, net mostly driven by expenses recognized in the fourth quarter of 2024 in connection with our corporate debt refinancing and strategic transactions, and a $4.6 million decline in net interest expense in the first quarter of 2025. In the fourth quarter of 2024, we recognized a $51.2 million loss on debt extinguishment and $16.2 million earnings (including gain on sale) on our 15% equity interest in MAV Canopy, sold in November 2024.
•$7.4 million increase in Income tax benefit, largely due to the favorable resolution of a prior year uncertain tax position in the first quarter of 2025.

Revenue
The below table presents revenue by type and segment:

Revenue	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Servicing and subservicing fees	$203.3	$206.0	(1)%	$204.5	(1)%
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	23.8	0.6	n/m	15.4	54%
Gain on loans held for sale, net	11.8	5.9	101%	10.9	8%
Other revenue, net	10.9	12.4	(12)%	8.3	31%
Total revenue	$249.8	$224.8	11%	$239.1	4%

Servicing	$221.2	$194.4	14%	$219.1	1%
Originations	28.6	30.4	(6)	20.0	43
Corporate	—	—	n/m	—	n/m
Total segment revenue	$249.8	$224.8	11%	$239.1	4%
n/m: not meaningful
Total revenue for the three months ended March 31, 2025 increased $25.0 million, or 11% compared to the three months ended December 31, 2024 due to a $26.8 million, or 14% increase in Servicing revenue, partially offset by a $1.8 million, or 6% decrease in Originations revenue.
•The increase in Servicing revenue is primarily due to a $23.6 million increase in Gain on reverse loans held for investment and HMBS-related borrowings, net largely driven by a favorable decline in market rates. In addition, Gain on loans held for sale, net improved $5.8 million (lower loss within Servicing) mostly attributed to the impact of market interest rates on reverse mortgage loan buyouts. Servicing and subservicing fees decreased by $2.7 million due to lower float earnings partly offset by higher servicing fees with a 7% higher average servicing UPB.
•The 6% decrease in Originations revenue is primarily attributed to lower fees (other revenue) due to lower funded volume as Originations gains (forward and reverse loans) remained mostly flat.
Compared to the three months ended March 31, 2024, total revenue for the three months ended March 31, 2025 was $10.7 million, or 4% higher due to a $2.1 million, or 1% increase in Servicing revenue and an $8.7 million, or 43% increase in Originations revenue.
•The increase in Servicing revenue is mostly due to an $8.3 million increase in Gain on reverse loans held for investment and HMBS-related borrowings, net mostly driven by a favorable decrease in market interest rates vs. an increase in the prior year period, partially offset by changes in yield spreads.
•The increase in Originations revenue is primarily driven by an increase in Gain on loans held for sale, net in our Consumer Direct channel, attributed to our increased recapture operational capability. In addition, fee revenue increased due to higher production volume in both our Consumer Direct and Correspondent channels.

MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net which include MSRs, MSR pledged liabilities and ESS financing liabilities at fair value, together with MSR hedging derivatives:

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
Realization of expected cash flows (runoff)	$(41.1)	$(38.5)	$(39.9)
Fair value gains (losses) due to input and assumption changes	(18.6)	80.9	82.0
MSR hedging derivative fair value gain (loss)	20.8	(62.8)	(53.7)
MSR valuation adjustments, net (1)	$(38.9)	$(20.4)	$(11.6)
(1)Excludes fair value changes of reverse mortgage loans held for investment and HMBS related borrowing due to rates and assumptions that are part of the MSR hedging strategy. Refer to MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures about Market Risk for further detail and the discussion below within Servicing.
The $38.9 million loss on MSR valuation adjustments, net for the three months ended March 31, 2025 is comprised of $41.1 million runoff, $18.6 million fair value loss attributed to input and assumption changes and $20.8 million gain on MSR hedging derivatives.
•MSRs are subject to runoff, a fair value decline due to the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary and involuntary prepayments. The unfavorable $2.7 million higher runoff quarter-over-quarter is mostly due to MSR portfolio growth.
•The $18.6 million fair value loss due to input and assumption changes is attributed to a decline in interest rates in the quarter, partially offset by favorable other input and assumption updates. The change from an $80.9 million fair value gain in the three months ended December 31, 2024 to a $18.6 million fair value loss in the three months ended March 31, 2025 is mostly driven by changes in market interest rates, as the 10-year Treasury rate declined 35 basis points in the three months ended March 31, 2025 and increased 77 basis points in the three months ended December 31, 2024.
•MSR hedging derivative fair value changes are designed to partially offset the expected fair value changes of the net MSR, MSR pledged liabilities and ESS exposure, commensurate with our target hedge coverage ratio. The $20.8 million derivative gain recognized in the three months ended March 31, 2025 and the variance from the prior quarter are driven by the rate changes discussed above. We maintained a high hedge coverage ratio in both quarters. Also refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk for further detail on our hedging strategy and its effectiveness.
The $27.3 million higher loss in MSR valuation adjustments, net in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily driven by the impact of interest rate changes, net of hedge activity and favorable assumption updates in the three months ended March 31, 2024 that did not recur in the three months ended March 31, 2025.
•The unfavorable $1.2 million increase in runoff is mostly due to MSR portfolio growth.
•The change from an $82.0 million fair value gain in the three months ended March 31, 2024 to an $18.6 million fair value loss in the three months ended March 31, 2025 is primarily driven by changes in market interest rates, as the 10-year Treasury rate declined 35 basis points during the three months ended March 31, 2025 compared to an increase of 32 basis points during the same period of 2024, and certain favorable assumption updates in the three months ended March 31, 2024 to reflect actual market trade pricing levels.
•The change from a $53.7 million loss from derivatives in the three months ended March 31, 2024 to a $20.8 million gain in the three months ended March 31, 2025 is mainly due to the market interest rate changes noted above.

Operating Expenses
The table below presents the key components of operating expenses:

	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Compensation and benefits	$57.4	$64.3	(11)%	$53.6	7%
Servicing and origination	13.0	12.3	6	15.0	(13)
Technology and communications	15.0	14.1	7	12.7	18
Professional services	22.6	12.5	81	12.0	88
Occupancy, equipment and mailing	8.2	8.3	(1)	7.7	6
Other expenses	3.6	4.1	(13)	3.4	5
Total operating expenses	$119.9	$115.6	4%	$104.4	15%

Servicing	$68.6	$69.7	(2)%	$70.6	(3)%
Originations	22.2	25.1	(11)	19.0	17
Corporate	29.1	20.8	39	14.8	97
	$119.9	$115.6	4%	$104.4	15%

Average headcount	4,290	4,312	(1)%	4,486	(4)%
Compensation and benefits expense for the three months ended March 31, 2025 decreased $6.9 million, or 11% compared to the three months ended December 31, 2024, largely due to a $5.2 million decrease in incentive compensation with a higher annual bonus and awards expense recognized in the fourth quarter of 2024. In addition, salaries and benefits expense decreased $1.1 million.
Compared to the three months ended March 31, 2024, Compensation and benefits expense for the three months ended March 31, 2025 increased $3.8 million, or 7% largely due to a $4.2 million increase in incentive compensation primarily driven by an increase in the fair value of cash-settled share-based awards during the three months ended March 31, 2025 (increase in our stock price vs. a decrease in the comparative period). Other offsetting factors include a $1.5 million increase in commissions on higher Originations production volume, a $1.0 million decrease in salaries and benefits and a $1.0 million decrease in severance expense. Our total average headcount declined 4%, mostly due to a decrease in Servicing headcount attributed to efficiencies and runoff of our reverse subservicing portfolio, partially offset by an increase in Originations headcount mostly related to our Consumer Direct channel.
Servicing and origination expense for the three months ended March 31, 2025 was mostly flat compared to the three months ended December 31, 2024, with additional provision expense on Servicing advances mostly offset by the reversal of a liability for representation and warranty indemnification obligations in our Originations segment.
Compared to the three months ended March 31, 2024, Servicing and origination expenses for the three months ended March 31, 2025 decreased $2.0 million largely due to a decrease in Servicing with a lower provision expense for Ginnie Mae claim receivables, among other offsetting factors.
Professional services expense for the three months ended March 31, 2025 increased $10.1 million compared to the three months ended December 31, 2024 primarily due to an increase in our accrual for probable losses at March 31, 2025 in connection with the settlement of a legacy matter, and reimbursements received in the fourth quarter of 2024 from a mortgage insurer related to prior year legal expenses.
Compared to the three months ended March 31, 2024, Professional services expense for the three months ended March 31, 2025 increased $10.6 million, driven by the same factors discussed above.

Other Income (Expense)

	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Interest income	$26.2	$28.8	(9)%	$17.5	50%
Interest expense	(67.0)	(74.2)	(10)	(67.4)	(1)
Net interest expense	$(40.8)	$(45.4)	(10)%	$(49.9)	(18)%

Pledged MSR liability expense	(41.9)	(42.1)	(1)	(44.9)	(7)
Gain (loss) on extinguishment of debt	—	(51.2)	(100)	1.4	(100)
Earnings of equity method investee	—	16.2	(100)	2.7	(100)
Other, net	0.9	0.1	814	(0.6)	(251)
Other income (expense), net	$(81.9)	$(122.4)	(33)%	$(91.3)	(10)%
In November 2024, we redeemed all of the outstanding PMC Senior Secured Notes due 2026 and Onity Senior Secured Notes due 2027, resulting in the recognition of a loss on extinguishment of debt primarily due to the accelerated write-off of unamortized discount and debt issuance costs, the payment of a make-whole redemption premium and a transaction fee to Oaktree. During March 2024, we repurchased a total of $47.4 million of the PMC Senior Secured Notes and recognized a gain on debt extinguishment, net of the associated write-off of unamortized discount and debt issuance costs.
Refer to the segments for discussion and analysis of Interest income and Interest expense. Refer to the Servicing segment for discussion and analysis of Pledged MSR liability expense and earnings of our former equity method investee, MAV Canopy sold in the fourth quarter of 2024.
Income Tax Expense (Benefit)

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
Income tax expense (benefit)	$(13.0)	$(5.6)	$1.7
Income (loss) before income taxes	$9.1	$(33.7)	$31.8
Effective tax rate	(142.9)%	16.7%	5.2%
Our annual effective tax rate is generally lower than the 21% federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets ($179.8 million as of December 31, 2024). We evaluated all positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods, and due primarily to our history of cumulative operating losses, we determined that a full valuation allowance at March 31, 2025 remains appropriate.
Our income tax benefit for the three months ended March 31, 2025 is primarily driven by the favorable resolution of a prior-year uncertain tax position during the current quarter. The decrease in the effective tax rate for the three months ended March 31, 2025 compared to the same period of 2024 is primarily due to recognizing income tax benefit of $13.3 million related to the reversal of the uncertain tax liability.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.
We believe it is reasonably possible that by December 31, 2025, we could release some or all of our valuation allowance that currently offsets our net U.S. deferred tax asset. Any release of our valuation allowance requires significant judgment and is contingent on continued analysis of the positive and negative evidence and actual and expected future profitability. As such, the exact timing and amount of any valuation allowance release is subject to change. Refer to Note 18 - Income Taxes for additional information.

Financial Condition

Financial Condition Summary	March 31, 2025	December 31, 2024	$ Change	% Change
Cash and cash equivalents	$178.0	$184.8	$(6.8)	(4)%
Restricted cash	58.9	80.8	(21.9)	(27)
MSRs, at fair value	2,547.4	2,466.3	81.1	3
Advances, net	514.0	577.2	(63.2)	(11)
Loans held for sale, at fair value	1,402.2	1,290.2	112.0	9
Loans held for investment, at fair value	10,812.5	11,125.3	(312.8)	(3)
Receivables, net	222.3	176.4	45.9	26
Premises and equipment, net	10.8	11.0	(0.2)	(2)
Other assets	106.0	111.3	(5.2)	(5)
Contingent loan repurchase asset	407.2	412.2	(5.0)	(1)
Total assets	$16,259.3	$16,435.4	$(176.1)	(1)%

Total Assets by Segment
Servicing	$15,013.1	$15,242.5	$(229.4)	(2)%
Originations	1,009.6	945.0	64.7	7
Corporate	236.6	247.9	(11.3)	(5)
	$16,259.3	$16,435.4	$(176.1)	(1)%

HMBS-related borrowings, at fair value	$10,587.6	$10,872.1	$(284.5)	(3)%
Other financing liabilities, at fair value	835.5	846.9	(11.4)	(1)
Advance match funded liabilities	377.5	417.1	(39.6)	(9)
Mortgage loan financing facilities, net	1,577.4	1,528.2	49.2	3
MSR financing facilities, net	1,136.0	957.9	178.1	19
Senior notes, net	488.0	487.4	0.6	—
Other liabilities	340.0	420.6	(80.6)	(19)
Contingent loan repurchase liability	407.2	412.2	(5.0)	(1)
Total liabilities	15,749.2	15,942.5	(193.3)	(1)%

Mezzanine equity	49.9	49.9	—	—

Total stockholders’ equity	460.2	442.9	17.2	4

Total liabilities and equity	$16,259.3	$16,435.4	$(176.1)	(1)%

Total Liabilities by Segment
Servicing	$14,495.0	$14,712.8	$(217.8)	(1)%
Originations	957.2	928.3	28.9	3
Corporate	297.0	301.4	(4.4)	(1)
	$15,749.2	$15,942.5	$(193.3)	(1)%

Book value per share	$57.66	$56.26	$1.40	2%
Total assets decreased $176.1 million, or 1%, between December 31, 2024 and March 31, 2025 with a $312.8 million decrease in reverse Loans held for investment driven by the runoff of the portfolio exceeding originations and capitalization of interest since the acquisition of the $2.9 billion portfolio of reverse mortgage loans from Waterfall in November 2024 that is relatively more aged. In addition, servicing advances declined $63.2 million largely driven by seasonal reduction of taxes and insurance (T&I) balances. These decreases were partially offset by a $112.0 million increase in our Loans held for sale portfolio driven by the growth of our Originations pipeline, and an $81.1 million increase in our MSR portfolio due to $158.8 million MSR additions, partially offset by runoff and other fair value losses.
Total liabilities decreased by $193.3 million, or 1%, compared to December 31, 2024, due largely to the factors described above. Our HMBS-related borrowings decreased by $284.5 million with repayments exceeding new securitizations after the $2.9 billion acquisition of reverse mortgage loans and assumption of HMBS-related borrowings in November 2024. Advance match funded liabilities decreased $39.6 million consistent with the decline in servicing advances (mainly T&I). The $80.6 million decline in Other liabilities is mainly driven by derivative fair value balances that follow interest rate market conditions, the payment of annual bonuses and the reduction of the servicing float balance due to Rithm. Partially offsetting these decreases, MSR financing facilities increased $178.1 million with an increase in our MSR portfolio. Our borrowings under Mortgage loan financing facilities increased $49.2 million due to the higher loans held for sale balance.
Total equity increased $17.2 million during the three months ended March 31, 2025 mainly due to $22.1 million net income for the period partially offset by the exercise of common stock warrants and the quarterly dividend on preferred stock.
Key Trends and Outlook
The following discussion provides information regarding certain key drivers of our financial performance and includes certain forward-looking statements that are based on the current beliefs and expectations of Onity’s management and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements beginning on page 2 of this Form 10-Q and Part I, Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2024, for discussion of certain of those risks and uncertainties and other factors that could cause Onity’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with the outlook information set forth below, and Onity does not undertake to update any forward-looking statements. Refer to the Segment results of operations section for further detail, the description of our business environment, initiatives and risks.
Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to grow our servicing and subservicing portfolio through our multi-channel Originations platform, MSR bulk acquisitions, and subservicing additions. We expect ancillary float income to trend with short-term interest rates also considering changes in average float balances due to seasonality and portfolio growth.
Gain on sale of loans held for sale - Our gain on sale is driven by both Originations volume and margin, and is channel-sensitive. The updated industry forecasts (average of MBA, April 2025 and Fannie Mae, April 2025) suggest a 17% increase in loan origination in 2025 as compared to 2024, with the 30-year fixed rate mortgage expected to end 2025 at 6.5%. However, macroeconomic conditions and their impact on the housing and capital markets remain highly uncertain. We anticipate growth in our Consumer Direct channel driven by our increased recapture capabilities that may be curtailed if interest rates remain at the current levels or increase. If this should occur, we expect home equity lending products will be more attractive to consumers and will be a more important product. We expect to continue to prudently grow year-over-year our Correspondent volume at margins that are accretive to the business as part of our MSR replenishment and growth strategy after the opportunistic MSR bulk sales in 2024. We also expect continued competitive pressure on margins across all channels and volatility of gain on sale associated with GSE pricing dependency and volatile interest rates. We expect some further volatility of gain (loss) on sale on loans held for sale related to reverse mortgage buyouts (mostly inactive loans) due to the increased size of the portfolio.
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
MSR valuation adjustments, net - Our net MSR fair value changes include multiple components. First, amortization of our investment is a function of the UPB, capitalized value of the MSR relative to the UPB, and prepayments. We expect the MSR realization of expected cash flows to generally follow the growth or size of our MSR portfolio net of ESS financing liabilities and pledged MSR liabilities with our MSR capital partners. Second, MSR fair value changes are driven by changes in interest rates and assumptions, such as forecasted prepayments. Third, the MSR fair value changes due to changes in interest rates are partially offset by derivative fair value changes that economically hedge the MSR portfolio to the extent of our hedge coverage ratio and hedge performance. We expect increased uncertainties related to hedge performance and higher hedge cost in an environment of higher economic and capital market volatility. Refer to the sensitivity analysis in Item 3. Quantitative and Qualitative Disclosures About Market Risk for further detail.
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
Stockholders’ equity - With the above considerations, we expect our businesses to continue to generate net income and increase our equity in 2025, absent any significant adverse change in interest rates, hedge performance and cost, or other factors. In addition, we believe it is reasonably possible that by December 31, 2025, we could release some or all of our valuation allowance that currently offsets our net U.S. deferred tax asset, resulting in an increase to net income and stockholders’ equity.

SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Originations - as well as a Corporate segment.

SERVICING
This segment is primarily comprised of our mortgage servicing and subservicing business. We earn servicing and subservicing fees, including ancillary income, and incur cost to service the loans which varies depending on delinquency status. We are exposed to MSR valuation adjustments and advancing obligations when we own the MSR. Our servicing portfolio includes conventional, government-insured and non-Agency mortgage loans, including reverse mortgage loans classified as loans held for investment on our balance sheet. As of March 31, 2025, we serviced 1.4 million mortgage loans with an aggregate UPB of $304.6 billion.
In addition, the Servicing segment includes our wholly-owned captive reinsurance business (referred to as CRL), which provides re-insurance related to direct physical loss coverage on foreclosed real estate properties owned or serviced by us. CRL assumes a 90% (60% through January 2024) quota share of insurance coverage written by a third-party insurer issued to PHH.
Concentration
Rithm is one of our largest subservicing clients. Servicing and subservicing fees from Rithm amounted to $22.2 million, or 14% of total servicing and subservicing fees (excluding ancillary income) in the three months ended March 31, 2025 ($24.9 million and 16% in the three months ended March 31, 2024, respectively), and the related remittances to Rithm presented as Pledged MSR liability expense amounted to $9.0 million. Rithm accounted for $34.7 billion, or 11% and 21% of the total serviced UPB and loan count, respectively, of our servicing and subservicing portfolio as of March 31, 2025, and 58% of all delinquent loans that Onity serviced, for which the cost to service and the associated risks are higher ($44.1 billion, 15%, 25% and 66% as of March 31, 2024, respectively). Consistent with a subservicing relationship, Rithm is responsible for funding the advances we service on its behalf. The servicing agreements automatically renew annually unless notice of termination is provided.
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
Advance Obligation
As a servicer, we are generally obligated to advance funds in the event borrowers are delinquent on their monthly mortgage related payments. We advance principal and interest (P&I Advances), taxes and insurance (T&I Advances) and legal fees, property valuation fees, property inspection fees, maintenance costs and preservation costs on properties that have been foreclosed (Corporate Advances). For certain loans in non-Agency securitization trusts, we have the ability to cease making P&I advances and immediately recover advances previously made from the general collections of the respective trust if we determine that our P&I advances cannot be recovered from the projected future cash flows. With T&I and Corporate advances, we continue to advance if net future cash flows exceed projected future advances without regard to advances already made. Refer to Note 22 — Commitments for further discussion on our servicing advance obligations.
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
b.     Loan repurchase obligation - As an HMBS issuer, we are required to purchase loans out of the Ginnie Mae securitization pools once they reach 98% of the maximum claim amount (MCA buyouts). Active buyouts are assigned to HUD and payment is received from HUD through a claims process, generally within 30 days. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount; we bear the risk of exposure if the outstanding balance on a loan exceeds the maximum claim amount. We may carry loans for some time in anticipation of payoff or favorable liquidation if we deem the investment accretive. Inactive buyouts (loans that are in default for one of the following reasons - title conveyances or the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO. State specific foreclosure and REO liquidation timelines have a significant impact on the timing and amount of our recovery. If we are unable to sell the property securing the inactive reverse loan for an acceptable price within the timeframe established by HUD (six months), we are required to make an appraisal-based claim to HUD. In such cases,

HUD reimburses us for the loan balance, eligible expenses and interest, less the appraised value of the underlying property. Thereafter, all the risks and costs associated with maintaining and liquidating the property remain with us; we may incur additional losses on REO properties as they progress through the liquidation processes related to delayed timelines due to market conditions, sales commissions, property preservation costs or property tax and insurance advances. The significance of future losses associated with appraisal-based claims is dependent upon the volume of inactive loans, condition of foreclosed properties and the general real estate market.
The Gain on reverse loans held for investment and HMBS-related borrowings, net reported within the Servicing segment includes the net fair value changes of securitized reverse mortgage loans held for investment and HMBS-related borrowings, that comprise the following:
•contractual interest income earned on securitized reverse mortgage loans, or HECM loans, net of interest expense on HMBS-related borrowings, that is, on a net basis, the servicing fee we are contractually entitled to and collect on a monthly basis under the Ginnie Mae MBS Guide regarding servicing HMBS; and
•other fair value changes of the net balance of securitized loans held for investment and HMBS-related borrowings, that effectively represents tails and servicing value. Tails are participations in previously securitized HECM loans and are created by additions to principal for borrower draws on lines-of-credit (scheduled and unscheduled), interest, servicing fees, and mortgage insurance premiums.
The fair value of our Ginnie Mae securitized HECM loan portfolio net of HMBS-related Borrowings generally decreases as market interest rates rise and increases as market rates fall. The interest rate exposure is managed as part of our MSR hedging strategy (see Item 3 - Quantitative and qualitative disclosures about market risk, Loans Held for Investment and HMBS-related Borrowings and the associated interest rate sensitivity disclosure).
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net strictly reflects the financial performance of owned loans/servicing and excludes any subservicing activity. The financial performance associated with the subservicing of reverse mortgage loans on behalf of investors is primarily reflected within Servicing and subservicing fees, net.
Since 2023, we have opportunistically acquired reverse mortgage assets from financial institutions, including active and inactive reverse mortgage loan buyouts, advances, HUD claim receivables, and real estate properties. We finance our asset acquisitions along with the buyouts of our own portfolio through on-balance sheet private placement securitizations (referred to as OLIT). The financial performance of such reverse asset management is reported within the Servicing segment, largely within Gains (losses) on loans held for sale, that are driven by multiple factors, including liquidation timeline and changes in market interest rates.

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
The following table summarizes our latest key servicer ratings and outlook:

PHH
	Moody’s	S&P	Fitch
Forward
Residential Prime Servicer	SQ3+	Above Average	RPS3+
Residential Subprime Servicer	SQ3+	Above Average	RPS3+
Residential Special Servicer	SQ3+	Above Average	RSS3
Residential Second/Subordinate Lien Servicer	SQ3+	Above Average	RPS3
Residential Home Equity Servicer	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3
Master Servicer	SQ3+	Above Average	RMS3
Ratings Outlook	N/A	Stable	Stable
Date of last action	August 10, 2023	October 11, 2024	February 15, 2024
Reverse
Residential Reverse Servicer	—	Above Average	—
Ratings Outlook	—	Stable	—
Date of last action	—	October 11, 2024	—

Operating Metrics
The following table provides selected operating statistics for our Servicing segment:

Selected Operating Statistics	March 31,	December 31,	% Change	March 31,	% Change
	2025	2024		2024
Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$293.8	$289.7	1%	$290.8	1%
Non-performing loans	10.4	11.5	(10)	11.0	(5)
Non-performing real estate	0.4	0.4	(8)	0.5	(13)
Total	$304.6	$301.7	1%	$302.3	1%

Non-performing to total %	3.5%	4.0%	(11)%	3.8%	(6)%

Conventional loans	$209.8	$198.0	6%	$200.6	5%
Government-insured loans	39.3	38.5	2	34.5	14
Non-Agency loans	55.6	65.1	(15)	67.1	(17)
Total	$304.6	$301.7	1%	$302.3	1%

Conventional loans to total %	68.9%	65.6%	5%	66.4%	4%

Servicing portfolio (2)	$150.5	$142.7	5%	$133.5	13%
Subservicing portfolio
Subservicing - forward	55.4	53.1	4%	43.3	28%
Subservicing - commercial	4.8	4.5	7%	3.7	28%
Subservicing - reverse	8.6	9.1	(5)	15.5	(45)
Total subservicing	68.8	66.7	3	62.5	10
MAV (3) (4)	40.5	41.2	(2)	53.4	(24)
Rithm (4) (5)	34.7	41.2	(16)	44.1	(21)
Other MSR capital partners (4)	10.2	9.9	3	8.8	16
Total	$304.6	$301.7	1%	$302.3	1%

MSR weighted average note rate (6)	4.4%	4.3%	2	4.2%	4

	Three Months Ended		% Change		% Change
	March 31,	December 31,		March 31,
	2025	2024		2024
Prepayment speed (CPR)
% Voluntary CPR	4.5%	5.9%	(23)%	3.7%	22%
% Involuntary CPR	0.3	0.3	(4)	0.3	(18)
% Total CPR (7)	8.1%	9.4%	(14)%	7.3%	11%

Number of completed modifications (in thousands)	4.6	4.4	7%	3.9	18%
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Includes HECM reverse mortgage loans held for investment with a UPB of $10.4 billion that are recognized in our unaudited consolidated balance sheet at March 31, 2025.
(3)Includes $19.4 billion UPB subserviced and $21.1 billion UPB of MSRs sold to MAV that did not achieve sale accounting treatment at March 31, 2025.

(4)Loans serviced pursuant to our sale or transfer agreements with MAV, Rithm or others for which sale accounting is not achieved, and loans subserviced.
(5)Includes $25.7 billion UPB of subserviced loans on behalf of Rithm at March 31, 2025.
(6)Related to our owned MSR forward servicing portfolio.
(7)Total 3-month % CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.
The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)		Count (000’s)
	2025	2024	2025	2024
Portfolio at January 1	$301.7	$288.4	1,395.1	1,344.5
Additions (1)	16.5	23.1	56.7	74.0
MSR Sales	—	—	(0.1)	(0.1)
Servicing transfers (1)	(6.9)	(2.6)	(45.7)	(9.7)
Runoff	(6.6)	(6.6)	(24.0)	(25.8)
Portfolio at March 31	$304.6	$302.3	1,382.0	1,382.9
(1)Includes the volume of UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans may be boarded and deboarded within the same quarter.

The following table provides a breakdown of our servicer advances, net of allowance for losses:

	March 31, 2025				December 31, 2024
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total
Conventional	$0.3	$57.1	$7.2	$64.6	$1.3	$87.3	$5.4	$94.0
Government-insured	2.5	34.3	26.4	63.1	1.7	47.0	21.8	70.6
Non-Agency	142.1	162.2	82.1	386.3	146.8	179.8	86.0	412.6
Total, net	$144.8	$253.6	$115.6	$514.0	$149.8	$314.2	$113.2	$577.2

The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

	March 31,	December 31,	% Change	March 31,	% Change
	2025	2024		2024
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$10,297.3	$10,618.8	(3)%	$7,700.9	34%
Active Buyouts (2)	199.0	158.8	25	98.7	102
Inactive Buyouts (2)	539.3	525.3	3	288.2	87
Total	$11,035.7	$11,302.8	(2)%	$8,087.8	36%

Future draw commitments (UPB) in millions:	3,048.8	3,077.7	(1)%	1,793.4	70%

Fair value in millions:
Loans held for investment (1)	$10,676.0	$10,950.8	(3)%	$8,018.2	33%
HMBS related borrowings	10,587.6	10,872.1	(3)	7,945.0	33
Net asset value (HECM or reverse MSR)	$88.3	$78.6	12%	$73.2	21%
Net asset value to UPB	0.86%	0.74%		0.95%
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

Financial Performance
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Revenue
Servicing and subservicing fees	$203.3	$206.0	(1)%	$204.2	—%
Gain (loss) on loans held for sale, net	(3.8)	(9.6)	(60)	1.8	(308)
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	16.9	(6.7)	(353)	8.6	97
Other revenue, net	4.8	4.7	1	4.5	6
Total revenue	221.2	194.4	14%	219.1	1%

MSR valuation adjustments, net	(41.9)	(25.8)	62%	(12.5)	236%

Operating expenses
Compensation and benefits	23.1	24.8	(7)%	25.3	(8)%
Servicing expense	11.7	9.5	23	13.3	(12)
Occupancy, equipment and mailing	7.1	7.1	—	6.8	4
Technology and communications	7.4	6.3	17	6.1	21
Professional services	6.3	8.5	(26)	7.1	(12)
Corporate overhead allocations	12.4	12.6	(1)	10.9	14
Other expenses	0.5	0.8	(32)	1.1	(53)
Total operating expenses	68.6	69.7	(2)%	70.6	(3)%

Other income (expense)
Interest income	11.8	10.6	12%	6.7	77%
Interest expense	(47.9)	(45.0)	7	(45.8)	5
Pledged MSR liability expense	(41.9)	(42.2)	(1)	(44.9)	(7)
Earnings of equity method investee	—	16.2	(100)	2.7	(100)
Other, net	0.5	(0.1)	(639)	(0.5)	(191)
Other income (expense), net	(77.5)	(60.4)	28%	(81.8)	(5)%

Income before income taxes	$33.1	$38.4	(14)%	$54.2	(39)%

Servicing and Subservicing Fees

	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Loan servicing and subservicing fees:
Servicing and subservicing fees	156.0	150.7	4%	156.6	—%
Ancillary income	47.3	55.3	(14)	47.6	(1)
Total	$203.3	$206.0	(1)%	$204.2	—%
The following table and discussion present the drivers of servicing and subservicing fees.

	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Servicing fees
Average servicing UPB (1)	$175.4	$164.3	7%	$170.9	3%
Average servicing fee (2)	0.30	0.30	(1)	0.30	—
Servicing fees (3)	129.9	$122.6	6	127.1	2

Subservicing fees
Average number of subserviced loans (4)	583.0	608.1	(4)	547.0	7
Average monthly fee per loan (5)	15	15	(3)	18	(17)
Subservicing fees (3)	26.1	28.1	(7)	29.5	(12)

Servicing and subservicing fees (excluding Ancillary income)	$156.0	$150.7	4%	$156.6	—%
(1) In $ billions, (2) In % of UPB, annualized, (3) In $ millions, (4) In thousands, (5) In dollars.

Servicing and subservicing fees (excluding Ancillary income) for the three months ended March 31, 2025 increased $5.3 million or 4% compared to the three months ended December 31, 2024, driven by a 7% increase in average servicing UPB (with additional $7.4 million servicing fee collection), partially offset by a 4% reduction in subservicing volume (with a $2.0 million decline in subservicing fee). The increase in average servicing UPB is due to recent bulk MSR acquisitions and robust originations as part of our replenishment and growth initiative. The decline in subservicing fee is driven by the Rithm portfolio, and reverse portfolio due to runoff.
Compared to the three months ended March 31, 2024, our servicing and subservicing fees (excluding Ancillary income) for the three months ended March 31, 2025 remained mostly flat, with a $3.4 million decrease in subservicing fees partially offset by a $2.9 million increase in servicing fees (due to the same factors described above). The decrease in subservicing fees is largely due to the acquisition of the reverse subservicing portfolio from Waterfall in the fourth quarter of 2024 and the deboarding of $5.7 billion UPB Rithm loans in the first quarter of 2025.
The following table presents the detail of our ancillary income:

Ancillary Income	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Custodial accounts (float earnings)	$27.1	$34.9	(22)%	$27.2	—%
Late charges	9.7	8.8	10	8.0	21
Reverse subservicing ancillary fees	3.8	4.3	(10)	6.7	(43)
Other	6.6	7.3	(10)	5.6	18
Ancillary income	$47.3	$55.3	(14)%	$47.6	(1)%

Ancillary income for the three months ended March 31, 2025 declined by $8.0 million, or 14% compared to the three months ended December 31, 2024 primarily due to a $7.7 million decline in float earnings attributable to seasonally lower average float balances and lower average interest rates (as a benchmark, the average 1-month term SOFR declined by 27 basis points).
Compared to the three months ended March 31, 2024, ancillary income for the three months ended March 31, 2025 remained mostly flat (declined by 1%), with some offsetting factors, including a $2.9 million decline in reverse subservicing ancillary fees driven by the acquisition of previously-subserviced client portfolio (from Waterfall) in the fourth quarter of 2024 and portfolio runoff, and a $1.7 million increase in late charges. Float earnings remained flat with an offsetting impact of higher float balances due to increased servicing volume overall and lower average interest rates (as a benchmark, the average 1-month term SOFR declined by 101 basis points).
Gain (Loss) on Loans Held for Sale, Net
We recognized a $3.8 million loss on loans held for sale, net for the three months ended March 31, 2025, compared to a $9.6 million loss recognized in the three months ended December 31, 2024, mostly attributed to losses on reverse mortgage buyouts. The $5.8 million favorable variance quarter-over-quarter is mostly driven by market interest rate changes in the respective periods (unrealized losses in the fourth quarter of 2024 vs. unrealized gains in the first quarter of 2025), partly offset by an increase in losses on new repurchases (largely attributed to the reverse portfolio acquired from Waterfall in the fourth quarter of 2024).
We recognized a $3.8 million loss on loans held for sale, net for the three months ended March 31, 2025, compared to a $1.8 million gain recognized in the three months ended March 31, 2024. The $5.7 million unfavorable variance year-over-year is mostly driven by the factors discussed above for the first quarter 2025 and gains recognized in the first quarter 2024 on previously acquired reverse mortgage buyouts.
Gain (Loss) on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
The following table presents the components of the fair value change of reverse loans held for investment and HMBS-related borrowings, net.

	Three Months Ended			Three Months Ended March 31, 2024
	March 31,	December 31,	% Change		% Change
	2025	2024
Net interest income (servicing fee)	$8.3	$8.0	4%	$6.0	39%
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net	8.6	(14.7)	(159)	2.6	231
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net (Servicing)	$16.9	$(6.7)	(353)%	$8.6	97%
Gain on reverse loans held for investment and HMBS-related borrowings, net increased $23.6 million for the three months ended March 31, 2025 compared to the three months ended December 31, 2024 mostly driven by a favorable decline in market interest rates, partly offset by changes in spreads (less favorable tightening vs. the prior year period). While not the only benchmark for the reverse mortgage exposure, the 10-year Treasury rate declined 35 basis points during the three months ended March 31, 2025 and increased 77 basis points during the three months ended December 31, 2024. Net interest income remained mostly flat (+4%), consistent with the average portfolio growth.
Compared to the three months ended March 31, 2024, Gain on reverse loans held for investment and HMBS-related borrowings, net for the three months ended March 31, 2025 increased $8.3 million mostly driven by the same factors as discussed above, specifically a favorable decline in market interest rates vs. an increase in the prior year period, partly offset by changes in spreads (less favorable tightening vs. the prior year period). The 10-year Treasury rate declined 35 basis points during the three months ended March 31, 2025 compared to an increase of 32 basis points during the three months ended March 31, 2024. Net interest income increased $2.3 million (or 39%), consistent with the portfolio growth and acquisition of the servicing portfolio from Waterfall in the fourth quarter of 2024.

MSR Valuation Adjustments, Net
Refer to the discussion above within Overview-Results of Operations and Financial Condition-MSR Valuation Adjustments, Net.
The following table summarizes the impact of our MSR interest rate hedging strategy on Servicing segment results along with the impact of fair value changes due to other input and assumption updates. Refer to MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures about Market Risks for further detail. Net MSR portfolio exposure gains (losses) comprise the fair value changes of the MSR portfolio attributable to rates and assumption changes, the MSR hedging derivative gains and losses, and other fair value changes of the HECM loans and HMBS-related borrowings used as a hedge for risk management purposes.

	Three Months Ended			Three Months Ended March 31, 2024
	March 31,	December 31,	% Change		% Change
	2025	2024
MSR fair value gains (losses) due to input and assumption changes (1) - Servicing (2)	$(21.6)	$75.5	(129)%	$81.1	(127)%
MSR hedging derivative fair value gain (loss) (1)	20.8	(62.8)	(133)	(53.7)	(139)
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net (3)	8.6	(14.7)	(159)	2.6	231
Net MSR portfolio exposure gains (losses)	$7.8	(2.1)	(480)%	$30.0	(74)%
(1)See MSR valuation adjustments, net within the Overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)Excludes MSR valuations adjustments, net reported within the Originations Segment.
(3)See “Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net” in above table.
With a 90-110% targeted hedge coverage ratio, the fair value losses of the MSR portfolio due to the decline in market interest rates in the three months ended March 31, 2025 were largely offset by gains on MSR hedging derivatives and loans held for investment net of HMBS-related borrowings. The Net MSR portfolio exposure gains of $7.8 million in the first quarter of 2025 are largely driven by favorable other input and assumption updates.
The $22.2 million lower Net MSR portfolio exposure gains for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is mainly driven by certain favorable assumption updates in the first quarter of 2024 to reflect actual market trade pricing levels.
Compensation and Benefits

	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Compensation and benefits	$23.1	$24.8	(7)%	$25.3	(8)%

Average Employment - Servicing	2,946	3,036	(3)%	3,276	(10)%
Compensation and benefits expense for the three months ended March 31, 2025 decreased $1.7 million or 7% compared to the three months ended December 31, 2024 primarily due to higher annual cash awards expense recorded in the three months ended December 31, 2024 based on our financial performance for 2024, and a 3% reduction in average headcount (with 5% reduction in the U.S.) in the three months ended March 31, 2025.
Compared to the three months ended March 31, 2024, Compensation and benefits expense for the three months ended March 31, 2025 decreased $2.1 million or 8%, mostly driven by a 10% headcount reduction resulting in a $2.3 million decrease in salaries and benefits. The decrease in average headcount, with a 14% decrease in the U.S., is mostly attributed to the further integration of reverse servicing and the runoff of our reverse subservicing portfolio.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans (provision for account receivables), provision expense for advances and servicing representation and warranties, other provision expense (incl. CRL), and certain loan-volume related expenses.

Servicing expense increased $2.2 million in the three months ended March 31, 2025 compared to the three months ended December 31, 2024, largely driven by additional provision expense on servicing advances with an increase in non-Agency claims in the first quarter of 2025 and a favorable settlement in the fourth quarter of 2024.
Compared to the three months ended March 31, 2024, Servicing expense for the three months ended March 31, 2025 declined $1.6 million. The decline in servicing expenses is driven by a $1.4 million reduction in provision expenses for Ginnie Mae claim receivables, among other offsetting factors. The provision expense reduction is largely attributed to favorable liquidations of reverse mortgage loans previously acquired at a discount and lower claim volume of forward mortgage loans in the first quarter of 2025.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefit expense and Servicing expense) for the three months ended March 31, 2025 decreased $1.5 million as compared to the three months ended December 31, 2024, mostly due to lower litigation expenses reported within Professional services.
Compared to the three months ended March 31, 2024, Other operating expenses for the three months ended March 31, 2025 increased $1.7 million mostly due to a $1.5 million increase in Corporate overhead allocations primarily driven by higher Corporate services to support our growth initiatives.
Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.

	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Interest Expense
Advance match funded liabilities	$7.9	$8.5	(8)%	$10.4	(25)%
Mortgage loan financing facilities
Securitization notes (OLIT)	10.1	11.1	(8)%	6.9	46%
Warehouse facilities	3.4	1.6	116	1.5	126
MSR financing facilities	18.6	16.3	14	17.9	4
Corporate debt interest expense allocation	6.3	6.3	—	7.3	(14)
Escrow	1.7	1.3	27	1.8	(6)
Total interest expense	$47.9	$45.0	7%	$45.8	5%

Average balances
Advance match funded liabilities	$362.4	$365.9	(1)%	$442.2	(18)%
Mortgage loan financing facilities
Securitization notes (OLIT)	469.1	503.2	(7)%	217.7	115
Warehouse facilities	188.2	87.0	116	64.3	193
MSR financing facilities	1,024.2	851.0	20	861.4	19
Total asset-backed financing	$1,574.8	$1,303.9	21%	$1,368.0	15%

Effective average interest rate
Advance match funded liabilities	8.67%	9.29%	(7)%	9.45%	(8)%
Mortgage loan financing facilities
Securitization notes (OLIT)	8.63	8.79	(2)	12.71	(32)
Warehouse facilities	7.17	7.19	—	9.28	(23)
MSR financing facilities	7.25	7.64	(5)	8.29	(13)

Average 1 month Term SOFR	4.32%	4.59%	(6)%	5.33%	(19)%
Interest expense for the three months ended March 31, 2025 increased $2.9 million, or 7% compared to the three months ended December 31, 2024. The interest expense increase includes a $2.3 million increase on MSR financing facilities with higher average borrowings due to our MSR portfolio growth, and a $1.8 million increase on warehouse facilities with higher average warehouse financing debt due to average buyout balances as the portfolio ages. These increases were partially offset by a $0.9 million decrease in interest expense on lower OLIT securitization notes balances due to increased loan resolutions.
Compared to the three months ended March 31, 2024, interest expense for the three months ended March 31, 2025 increased $2.1 million, or 5%, with a $3.2 million increase attributed to the OLIT securitizations of reverse mortgage buyouts in February and September 2024. In addition, interest expense on warehouse facilities increased $1.9 million primarily due to an increase in the average debt balance, offset in part by lower average short-term market interest rates. These increases were partially offset by a $2.6 million decrease in interest on Advance funding liabilities, mostly driven by the decline in average debt balances for servicing advances due to lower delinquencies and loan resolutions in our non-Agency MSR portfolio, and $1.0 million lower corporate debt interest allocation due to our corporate debt refinancing in November 2024, which resulted in a lower effective interest rate.
Interest income for the three months ended March 31, 2025 increased $1.2 million compared to the three months ended December 31, 2024 primarily due to reverse mortgage buyouts acquired in the fourth quarter of 2024. Compared to the three months ended March 31, 2024, interest income increased $5.1 million for the three months ended March 31, 2025, primarily due to the reverse mortgage buyouts acquired in the third and fourth quarters of 2024.
Pledged MSR liability expense includes the servicing fee remittance related to the MSR sales or transfers that do not meet sale accounting criteria and are presented on a gross basis in our consolidated financial statements, including the servicing spread remittance associated with our ESS financing liability at fair value. See Note 8 — Other Financing Liabilities, at Fair Value to the Unaudited Consolidated Financial Statements.
The following table provides the components of Pledged MSR liability expense:

	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Servicing fees collected on behalf of third parties	$32.4	$32.3	—%	$36.6	(12)%
Less: Subservicing fee retained	(5.9)	(6.2)	(6)	(7.1)	(17)
Ancillary fee/income and other settlement (including expense reimbursement)	2.3	3.2	(26)	2.3	—
Net servicing fee remittance (1)	28.8	29.3	(2)	31.8	(9)
ESS servicing spread remittance	13.1	12.9	2	13.1	—
Pledged MSR liability expense	$41.9	$42.2	(1)%	$44.9	(7)%
(1)For MSR transfers that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.
Pledged MSR liability expense for the three months ended March 31, 2025 was mostly flat as compared to the three months ended December 31, 2024.
Compared to the three months ended March 31, 2024, Pledged MSR liability expense for the three months ended March 31, 2025 decreased $3.0 million mostly driven by MAV’s sale of MSRs (previously sold by Onity to MAV in a transaction which did not qualify for sale accounting) which resulted in the derecognition of the Pledged MSR liability during the three months ended September 30, 2024, partially offset by the increase in the portfolio of MSRs sold to MSR capital partners.
Earnings of equity method investee for the three months ended December 31, 2024 and three months ended March 31, 2024 represents our previously owned 15% share of MAV Canopy which we sold in November 2024. Earnings for the three months ended December 31, 2024 includes a $13.7 million gain, net of transaction costs, we recognized on the sale of our 15% interest.

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
2- Correspondent Lending
Our correspondent lending channel drives the replenishment and growth of our MSR portfolio. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or “best-efforts” contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved correspondent lenders. As of March 31, 2025, we have relationships with 716 approved correspondent sellers.
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
4- Co-Issue Programs
We purchase MSRs through flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans servicing released to the respective agency and sell the MSR to the winning bidder. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. As of March 31, 2025, we have relationships with 511 approved sellers through the Agency Cash Window co-issue programs. We initially recognize our MSR originations and purchases with the associated economics in our Originations segment, and transfer the MSR to our Servicing segment once the MSR is initially recognized on our balance sheet with all subsequent performance associated with the MSR, including funding cost, run-off and other fair value changes reflected in our Servicing segment.
5- Subservicing Growth
We source additional servicing volume through our subservicing and interim servicing agreements, through our existing relationships and our enterprise sales initiatives. We do not report any revenue or gain associated with subservicing within the Originations segment as the impact is captured in the Servicing segment.

Operating Metrics
The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Funded Loan UPB by Channel (in billions)
Forward loans
Correspondent	$3.80	$4.98	(24)%	$2.69	41%
Consumer Direct	0.30	0.39	(24)	0.11	165
	$4.09	$5.38	(24)%	$2.80	46%

% Purchase production	76%	73%	5	81%	(6)
% Refinance production	24	27	(12)	19	28

Weighted average note rate (%)	6.6%	6.1%	8%	6.5%	(6)%

Reverse loans (1)
Correspondent	$0.10	$0.14	(27)%	$0.12	(13)%
Wholesale	0.05	0.04	9	0.02	106
Retail	0.02	0.03	(11)	0.02	2
	$0.18	$0.21	(18)%	$0.17	6%

UPB of MSR Purchases by Channel (in billions)
Agency Cash Window / Flow MSR	$2.77	$4.00	(31)%	$1.63	69%
Bulk purchases	4.85	5.47	(11)	0.62	689
Bulk reverse purchases	—	2.86	(100)	0.14	(100)
	$7.62	$12.33	(38)	$2.39	219

Total	$11.89	$17.92	(34)%	$5.36	122%

Short-term loan commitment (2) (at period end; in millions)
Consumer Direct	$203.2	$165.7	23%	$85.5	138%
Correspondent	1,389.8	1,145.9	21%	1,091.1	27%
Total Forward loans	$1,593.0	$1,311.6	21%	$1,176.6	35%
Reverse loans	38.3	25.6	50%	25.5	50%

Average Headcount - Originations	563	532	6%	462	22%
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.
(2)Also refer to interest rate lock commitments in Note 16 – Derivative Financial Instruments and Hedging Activities. The amounts are presented before application of any pull-through adjustment.

Financial Performance
The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Revenue
Gain on loans held for sale, net	$15.6	$15.5	1%	$9.1	71%
Gain on reverse loans held for investment and HMBS-related borrowings, net	6.9	7.2	(5)	6.8	2
Other revenue, net (1)	6.2	7.7	(20)	4.1	51
Total revenue	28.6	30.4	(6)%	20.0	43%

MSR valuation adjustments, net	3.0	5.5	(45)	0.9	229

Operating expenses
Compensation and benefits	12.4	13.2	(6)%	10.2	21%
Origination expense	1.1	2.3	(52)	1.4	(21)
Technology and communications	2.1	2.0	2	1.7	23
Occupancy, equipment and mailing	0.7	0.8	(4)	0.5	46
Professional services	0.5	0.8	(31)	0.3	49
Corporate overhead allocations	3.9	4.4	(12)	3.9	—
Other expenses	1.5	1.7	(10)	1.0	50
Total operating expenses	22.2	25.1	(11)%	19.0	17%

Other income (expense)
Interest income	13.3	15.8	(16)%	9.7	38%
Interest expense	(12.7)	(16.7)	(24)	(10.4)	23
Other, net	(0.4)	(0.1)	277	(0.1)	319
Other income (expense), net	0.2	(1.1)	(117)%	(0.8)	(121)%

Income before income taxes	$9.6	$9.7	(1)%	$1.1	795%
(1)Includes $0.4 million ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level for the three months ended March 31, 2024.

Gain on Loans Held for Sale, Net
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volumes and margins (excluding fees that are presented in Other revenue, net):

	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Origination UPB (1) (in billions)
Correspondent	$3.80	$4.98	(24)%	$2.69	41%
Consumer Direct	0.30	0.39	(24)	0.11	165
	$4.09	$5.38	(24)%	$2.80	46%

% Gain on Sale Margin (2)
Correspondent	0.15%	0.13%	13%	0.18%	(17)%
Consumer Direct	3.32	2.26	47	3.75	(12)
	0.38%	0.29%	32%	0.32%	17%

Gain on Loans Held for Sale
Correspondent	$5.7	$6.6	(13)%	$4.9	17%
Consumer Direct	9.9	8.9	11	4.2	135
	$15.6	$15.5	1%	$9.1	71%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of gain on Loans held for sale to funded UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
Gain on loans held for sale, net for the three months ended March 31, 2025 was flat compared to the three months ended December 31, 2024, with a $0.9 million decrease in our Correspondent channel offset by a $1.0 million increase in Consumer Direct. The decrease in our Correspondent channel Gain on loans held for sale, net is largely due to a 24% decrease in loan production volume, consistent with the seasonal industry volume trend (down 22%, based on average of MBA and Fannie Mae data) and our prudent margin management. The increase in our Consumer Direct channel Gain on loans held for sale, net is primarily driven by the increase in margin, largely offset by 24% lower loan funded volume. The decline in volume is largely explained by the refinance industry volume trend (down 40%, based on average of MBA and Fannie Mae data) partially offset by higher recapture rates. The increase in margin is largely due to relatively lower margins in the fourth quarter of 2024, attributed to the timing of funded volume vs. locked volume (mostly between the third and fourth quarter of 2024) as we recognize gains on loans held for sale at the time of the interest rate lock commitment in accordance with GAAP.
Compared to the three months ended March 31, 2024, Gain on loans held for sale, net for the three months ended March 31, 2025 increased $6.5 million, with a $5.7 million increase in our Consumer Direct channel and a $0.8 million increase in our Correspondent channel. The increase in Consumer Direct gain is driven by a 165% increase in loan funded volume, largely attributed to our increased recapture operational capability. In our Correspondent channel, the $0.8 million increase is driven by the 41% increased loan production volume, attributed to our MSR growth and replenishment strategy following our opportunistic MSR bulk sales in 2024, largely offset by the decline in margin.
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

	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Origination UPB (1) (in billions)	$0.18	$0.21	(18)%	$0.17	6%
Origination margin (2)	3.92%	3.39%	16	4.06%	(4)
Gain on reverse loans held for investment and HMBS-related borrowings, net (Originations)	$6.9	$7.2	(5)%	$6.8	2%
(1)Defined as the UPB of loans funded in the period.

(2)Ratio of origination gain to funded UPB; includes loan fees.
Gain on reverse loans held for investment and HMBS-related borrowings, net remained mostly flat when comparing current quarter with the prior quarter and the prior year quarter, with both margins and volume relatively stable. The Reverse Originations production volume remains at a historical low level due to elevated interest rates.
Other Revenue, net
Other revenue, net consists primarily of correspondent and broker fees, and also includes setup fees earned for loans boarded on our servicing platform. Changes in Other revenue, net for the periods presented are primarily attributed to production volume changes.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net includes revaluation gains on certain MSRs opportunistically purchased through the Agency Cash Window programs, and flow purchases. As an aggregator of MSRs, we may purchase MSRs from smaller originators with a purchase price at a discount to fair value and we recognize valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns. Changes in MSR valuation adjustments, net period over period are largely due to volume changes.
Operating Expenses
Operating expenses for the three months ended March 31, 2025 decreased $2.9 million, or 11% compared to the three months ended December 31, 2024 primarily due to $1.2 million lower Originations expense, driven by a provision release for representation and warranty indemnification due to favorable demand resolutions, and $0.8 million lower Compensation and benefits largely due to lower commissions on lower production volume.
Compared to the three months ended March 31, 2024, Operating expenses for the three months ended March 31, 2025 increased $3.2 million primarily due to a $2.2 million increase in Compensation and benefits driven by higher commissions on higher production volume, as well as an increase in incentive compensation and an increase in average headcount.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans during the pipeline period prior to securitization or sale to investors. Interest expense is incurred to finance the mortgage loans during the same pipeline period. We finance mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. Our net interest margin is driven by the difference between the average mortgage note rate and the average warehouse line cost of funds, and by the average number of days loans remain in the pipeline. There were no significant changes in our net interest margin, period-over-period.

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
•Interest expense on corporate debt is allocated to the Servicing and the Originations segments based on relative financing needs, with the exception of the Onity Senior Secured Notes through their redemption date in November 2024.

The following table presents selected results of operations of Corporate. The amounts presented are before the allocation and elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2024	% Change
	March 31,	December 31,
	2025	2024
Revenue	$—	$—	n/m	$—	n/m

Operating expenses
Compensation and benefits	21.9	26.3	(17)%	18.1	21%
Professional services	15.9	3.3	377	4.6	247
Technology and communications	5.5	5.7	(3)	4.9	12
Servicing and origination	0.2	0.5	(53)	0.3	(30)
Occupancy, equipment and mailing	0.4	0.4	(14)	0.4	(11)
Other expenses	1.6	1.7	(7)	1.3	23
Total operating expenses before corporate overhead allocations	45.4	37.9	20%	29.6	53%
Corporate overhead allocations
Servicing segment	(12.4)	(12.6)	(1)%	(10.9)	14%
Originations segment	(3.9)	(4.4)	(12)	(3.9)	—
Total operating expenses	29.1	20.8	39%	14.8	97%

Other income (expense), net
Interest income	1.1	2.5	(57)%	1.1	(7)%
Interest expense	(6.4)	(12.5)	(49)	(11.2)	(43)
Gain (loss) on extinguishment of debt	—	(51.1)	(100)	1.4	(100)
Other, net	0.8	0.2	273	—	n/m
Other income (expense), net	(4.5)	(61.0)	(93)%	(8.6)	(48)%

Income (loss) before income taxes	$(33.6)	$(81.8)	(59)%	$(23.4)	43%
Operating Expenses
Operating expenses before corporate overhead allocations increased by $7.5 million, or 20%, for the three months ended March 31, 2025 compared to the three months ended December 31, 2024, primarily driven by a $12.5 million increase in Professional services, partially offset by a $4.4 million decline in Compensation and benefits. The increase in Professional services is driven by an increase in our accrual for probable losses at March 31, 2025 in connection with the settlement of a legacy litigation matter, and the recovery of prior years’ legal expenses from a mortgage insurer in the three months ended December 31, 2024. The decline in Compensation and benefits is mostly due to higher incentive compensation expense recorded in the three months ended December 31, 2024 based on our financial performance for 2024.
Operating expenses before corporate overhead allocations increased by $15.8 million, or 53%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Professional services increased $11.3 million driven by an increase in our accrual for probable losses in connection with the settlement of a legacy litigation matter, as disclosed above. Compensation and benefits increased $3.8 million mostly due to higher incentive compensation, primarily driven by an increase in the fair value of cash-settled share-based awards during the three months ended March 31, 2025 (increase in our stock price vs. a decrease in the comparative period), and an increase in average headcount (mostly in the U.S.).
Other Income (Expense)
Interest expense for the three months ended March 31, 2025 decreased $6.1 million as compared to the three months ended December 31, 2024 primarily driven by our corporate debt refinancing in November 2024 which resulted in lower corporate debt balance and lower effective interest rate. In addition, due to certain closing conditions, we incurred $3.1 million interest expense in three months ended December 31, 2024 on the new corporate debt ($500.0 million principal balance of 9.875% Senior Notes Due 2029) for approximately one month before redeeming the existing corporate debt (the 7.875% PMC Senior Secured Notes due 2026 and the 12% Onity Senior Secured Notes due 2027).

The $4.8 million reduction in interest expense for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is driven by the corporate debt refinancing discussed above.
In November 2024, we redeemed all of the outstanding PMC Senior Secured Notes due 2026 and Onity Senior Secured Notes due 2027, resulting in the recognition of a loss on debt extinguishment primarily due to the accelerated write-off of unamortized discount and debt issuance costs, the payment of a make-whole redemption premium and a transaction fee to Oaktree.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with existing and potential lenders and as a result add, terminate, replace or extend our debt agreements to the extent necessary to finance our operations and growth and optimize our financing costs. In addition, we completed the following transaction during the three months ended March 31, 2025 impacting our liquidity:
•Entered into a one-year $70.0 million PLS MSR financing agreement in February 2025. The financing agreement is structured as a repurchase agreement and was entered into upon the final repayment of the amortizing PLS 2022 Notes.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows (see Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information):

	March 31, 2025			December 31, 2024
	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)
Advance facilities	$714	$273	$64	$714	$234	$64
Mortgage loan financing facilities	2,556	217	1,214	2,553	213	1,294
MSR financing facilities	1,270	98	58	1,200	235	55
Total	$4,541	$588	$1,336	$4,467	$681	$1,413
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Remaining Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings, subject to eligible collateral.
We may utilize committed borrowing capacity under our financing facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At March 31, 2025, we had $60.6 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral as follows:

	March 31, 2025
	Total	Committed	Uncommitted
Advance facilities	$—	$—	$—
Mortgage loan financing facilities	24.5	—	24.5
MSR financing facilities	36.1	27.0	9.1
Total available borrowing capacity based on eligible collateral	$60.6	$27.0	$33.6
At March 31, 2025, our total liquidity of $238.6 million included $178.0 million of unrestricted cash and $60.6 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral as described above. With total liquidity of $248.5 million at December 31, 2024, the decrease is mostly attributed to lower available committed borrowing capacity on MSR financing facilities primarily driven by declining interest rates.
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
We have short-term commitments to lend $1.6 billion in connection with our forward and reverse mortgage loan IRLCs outstanding at March 31, 2025. In addition, we have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $3.0 billion at March 31, 2025. During the three months ended March 31, 2025, we funded $76.8 million of the $3.1 billion borrowing capacity available as of December 31, 2024. We are able to immediately securitize these borrower draws or advances under the Ginnie Mae program. As an HMBS issuer, we are required to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). We carry these repurchases until reimbursement by HUD and/or property liquidation if inactive. Our reverse subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice.
Regarding the current maturities of our borrowings, as of March 31, 2025, we have approximately $2.6 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $1.1 billion of borrowings under forward and reverse mortgage loan financing facilities, $376.9 million outstanding under advance financing facilities based on expected repayment, $1.0 billion outstanding under GSE and Ginnie Mae MSR financing facilities maturing in the next 12 months, and $66.4 million outstanding under a new MSR financing (repurchase) agreement.
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
•Payment of interest and principal repayment of our Senior Notes Due 2029(1);
•Payment of interest and principal repayment of our OLIT securitization note issuances that have a three-year mandatory call date;
•Any payments associated with the confirmation of loss contingencies; and
•Any other payments required under contractual obligations discussed above that extend beyond one year.

(1)Supplemental information required pursuant to the Indenture governing the Onity Senior Notes Due 2029 disclosed in Exhibit 99.1 .
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
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Onity and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Onity and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements, excluding additional Agency or regulatory minimum liquidity requirements, is for a minimum of $75.0 million in consolidated liquidity, as defined, under certain of our mortgage loan financing and MSR financing facilities agreements. At March 31, 2025, we held unrestricted cash in excess of this minimum amount. The minimum liquidity requirements for PHH contained in some debt agreements are also subject to the minimum requirement set forth by the Agencies. Refer to Note 21 – Regulatory Requirements.
Effective September 30, 2023, we implemented the revised minimum tangible net worth and liquidity requirements for GSE and Ginnie Mae seller/servicers. We believe that we are in compliance with these requirements as of March 31, 2025. Ginnie Mae announced a new risk-based capital ratio effective on December 31, 2024 for Ginnie Mae issuers. Ginnie Mae issued a waiver extending the deadline by which PHH must meet the risk-based capital ratio requirements to October 1, 2025.

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
In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the covenants in our debt agreements as of March 31, 2025.
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
Cash Flows
Our operating cash flow is primarily impacted by operating results, changes in our servicing advance balances, the level of mortgage loan production, the timing of sales, securitizations, or liquidation of mortgage loans, and the margin calls required under our MSR financing facilities or derivative instruments. As one of the main differences between proceeds from sale and origination or purchase of loans held for sale, newly originated MSRs are effectively classified as operating cash flows under GAAP. Purchases of MSRs through flow purchase agreements, Agency Cash Window and bulk acquisitions are classified as investing activity. MSR investments, whether originated or purchased, represent a key indicator of our ability to generate future income in our Servicing business.
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

Our cash flows are summarized as follows:

$ in millions	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(148)	$(297)
Net cash provided by (used in) investing activities	420	(4)
Net cash provided by (used in) financing activities	(300)	297
Net decrease in cash, cash equivalents and restricted cash	$(29)	$(4)
Cash, cash equivalents and restricted cash at end of period	$237	$251
Cash flows for the three months ended March 31, 2025
Our operating activities used $148 million of cash during the period with $159 million net cash paid on loans held for sale and $11 million other operating cash inflows, net. The $159 million net cash paid on loans held for sale is attributed to the growth of the pipeline with loan production volume exceeding sales and $61 million originated MSRs. Operating cash outflows also include the payment of annual bonuses, the reduction of servicing float balances and margin calls on derivatives. Operating cash inflows included $54 million net collections of servicing advances mostly driven by seasonality.
Our investing activities provided $420 million of cash. Cash inflows primarily include $509 million net cash received in connection with our HECM reverse mortgages, with increased collections driven by the portfolio acquired from Waterfall. Offsetting cash outflows include $98 million to invest in MSRs as part of our growth strategy.
Our financing activities used $300 million of cash. Cash outflows primarily include $468 million net cash repaid in connection with our reverse HMBS related borrowings, with $777 million of repayments of borrowings (see above discussion of collection drivers), partly offset by $309 million received in connection with our reverse mortgage securitizations of our new production, and which are accounted for as secured financings. Other cash outflows include $40 million of net repayments on advance match funded liabilities due to the seasonal decline in servicing advances. Offsetting financing cash inflows are primarily comprised of $178 million net drawdown on MSR financing facilities due to the increase in the MSR portfolio and $44 million net from borrowings under our mortgage loan financing facilities due to the increase in loans held for sale.
Cash flows for the three months ended March 31, 2024
Our operating activities used $297 million of cash primarily due to net cash paid on loans held for sale of $385 million as loan production volume exceeded sales, including $95 million for the purchase of reverse mortgage buyouts (government-insured loans and claim receivables), and $35 million originated MSRs. Offsetting operating cash inflows include net collections of servicing advances of $73 million driven by seasonal activity and our increased collection efforts on legacy advances.
Our investing activities used $4 million of cash. The primary use of cash in our investing activities was $26 million to purchase MSRs and $12 million to purchase real estate in connection with our reverse mortgage buyout transaction. Offsetting cash inflows include $27 million net cash inflows in connection with our HECM reverse mortgages and $7 million proceeds from sales of real estate as part of our asset recovery strategy.
Our financing activities provided $297 million of cash. Financing cash inflows are primarily comprised of $397 million net from borrowings under our mortgage loan financing facilities due to the increase in loans held for sale, including $247.8 million with the issuance of the OLIT securitization of reverse mortgage buyouts, and $49 million of net proceeds on MSR financing facilities. Offsetting cash outflows include $60 million of net repayments on advance match funded liabilities due to the decline in servicing advances, and $20 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. We also paid $45 million to repurchase $47 million of our 7.875% PMC Senior Secured Notes.

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

Our accounting policies and estimates involving significant judgments primarily relate to fair value measurements, income taxes, allowance for losses, and loss contingencies, including indemnification obligations and litigation proceedings. We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures, including but not limited to MSRs, Other financing liabilities, Loans held for sale, Loans held for investment-Reverse mortgages, and HMBS-related borrowings. As of March 31, 2025, 91% of our assets and 73% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs. See Note 3 – Fair Value for the carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring and nonrecurring basis or disclosed, but not measured, using fair value
Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.” There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Loans Held for Investment and HMBS-related Borrowings
The fair value of our reverse mortgage loans held for investment (HECM) generally decreases as market interest rates rise and increases as market rates fall. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach a 98% maximum claim amount liquidation event more quickly, with lower interest rates extending the timeline to liquidation. Additionally, portfolio value is heavily influenced by market spreads for fixed and discount margin for ARMs.
The fair value of our securitized HECM loan portfolio net of the fair value of the HMBS-related borrowings represents a reverse mortgage economic MSR (HMSR) for risk management purposes. HECM loans have a longer duration than HMBS-related borrowings as a result of the future draw commitments, and our obligations as issuer of HMBS to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM loan is equal to 98% of the maximum claim amount. This HMSR exposure is used as a partial offset to our forward MSR exposure and managed as part of our MSR hedging strategy described above.
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
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at March 31, 2025, given hypothetical instantaneous parallel shifts in the yield curve. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear, among other factors.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$5	$(5)
Loans held for investment - Unsecuritized HECM loans and tails	—	—
Loans held for sale	15	(18)
Derivative instruments	11	(9)
Total MSRs - Agency and non-Agency (1)	(33)	30
IRLCs	(2)	2
Total, net	$(3)	$(1)
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
Based on March 31, 2025 balances, if interest rates were to decrease by 100 bps, we estimate a net positive impact on our profitability of approximately $1.3 million resulting from a decrease of $24.7 million in annual interest income and other credits on cash deposits and float balances, and a decrease of $26.1 million in annual interest expense on our variable-rate debt.
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2025.
Based on such evaluation, management concluded that our disclosure controls and procedures as of March 31, 2025 were (1) designed and functioning effectively to ensure that material information relating to Onity, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Onity in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 23 – Contingencies to the Unaudited Consolidated Financial Statements for a description of our material legal proceedings. That information is incorporated into this item by reference.
ITEM 1A.    RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I, Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2024. Understanding these risks is important to understanding any statement in such reports and in our subsequent SEC filings (including this Form 10-Q) and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all the other information included or incorporated by reference in such Annual Report and in our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.
There have been no material changes to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 6.     EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws of Registrant (2)
4.1	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1	Form of 2025 Annual Performance-Based Cash Award Agreement (filed herewith)
10.2	Form of Amendment effective February 13, 2025 to Warrants dated March 4, 2021 and May 3, 2021 (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1	Supplemental Information Pursuant to the Indenture dated as of November 6, 2024 (filed herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Included as Exhibit 101).
(1)Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10‑Q for the period ended September 30, 2024 filed on November 7, 2024.
(2)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onity Group Inc.

	By:	/s/ Sean B. O’Neil
Sean B. O’Neil
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: April 30, 2025