Form 10-Q
period 2025-06-30
ONITY GROUP INC.
filed 2025-08-05
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of August 1, 2025: 8,055,222 shares

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
•uncertainty whether Rithm Capital Corp. (Rithm), one of our largest subservicing clients as of June 30, 2025, will renew its agreements with us that otherwise will terminate effective February 1, 2026;
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
•scrutiny of our compliance with COVID-19-related and post pandemic-related rules and regulations, including requirements instituted by state governments, the GSEs, Ginnie Mae and regulators;
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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2024, our Quarterly Report on Form 10-Q, and our Current Reports on Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$194.3	$184.8
Restricted cash ($22.2 and $29.1 related to variable interest entities (VIEs))	62.3	80.8
Mortgage servicing rights (MSRs), at fair value	2,632.6	2,466.3
Advances, net ($385.2 and $481.8 related to VIEs)	461.4	577.2
Loans held for sale, at fair value ($535.7 and $575.4 related to VIEs)	2,048.3	1,290.2
Loans held for investment, at fair value	10,470.8	11,125.3
Receivables, net ($25.6 and $31.9 related to VIEs)	204.6	176.4
Premises and equipment, net	9.7	11.0
Other assets ($41.5 and $15.7 carried at fair value) ($43.7 and $42.0 related to VIEs)	129.1	111.3
Contingent loan repurchase asset	318.2	412.2
Total assets	$16,531.3	$16,435.4

Liabilities and Stockholders’ Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$10,253.1	$10,872.1
Other financing liabilities, at fair value ($313.2 and $322.7 due to related party)	818.1	846.9
Advance match funded liabilities ($342.0 and $416.5 related to VIEs)	342.5	417.1
Mortgage loan financing facilities, net ($429.9 and $481.9 related to VIEs)	2,195.5	1,528.2
MSR financing facilities, net	1,218.6	957.9
Senior notes, net	488.5	487.4
Other liabilities ($27.5 and $28.0 carried at fair value)	365.0	420.6
Contingent loan repurchase liability	318.2	412.2
Total liabilities	15,999.5	15,942.5

Commitments and Contingencies (Notes 21 and 22)

Mezzanine Equity
Series B Preferred stock, $0.01 par value and $25.00 liquidation preference value; 2,400,000 shares authorized; 2,111,787 shares issued and outstanding at June 30, 2025 and December 31, 2024	49.9	49.9

Stockholders’ Equity
Common stock, $0.01 par value; 13,333,333 shares authorized; 8,055,222 and 7,873,053 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	0.1	0.1
Additional paid-in capital	554.5	559.3
Accumulated deficit	(74.0)	(117.6)
Accumulated other comprehensive income (loss), net of income taxes	1.3	1.2
Total stockholders’ equity	481.9	442.9
Total liabilities, mezzanine equity and stockholders’ equity	$16,531.3	$16,435.4

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Servicing and subservicing fees	$211.3	$210.8	$414.6	$415.3
Gain on reverse loans held for investment and HMBS-related borrowings, net	11.9	8.5	35.7	23.9
Gain on loans held for sale, net	10.4	16.5	22.2	27.4
Other revenue, net	13.0	10.6	23.9	18.8
Total revenue	246.6	246.4	496.4	485.5

MSR valuation adjustments, net	(27.3)	(32.7)	(66.2)	(44.3)

Operating expenses
Compensation and benefits	60.9	55.0	118.4	108.6
Servicing and origination	13.0	13.9	26.0	29.0
Technology and communications	15.5	13.0	30.5	25.7
Professional services	8.4	10.7	31.0	22.8
Occupancy, equipment and mailing	8.1	7.5	16.3	15.2
Other expenses	3.7	3.9	7.2	7.2
Total operating expenses	109.5	104.0	229.4	208.4

Other income (expense)
Interest income	32.1	22.5	58.3	40.0
Interest expense	(75.6)	(73.1)	(142.7)	(140.5)
Pledged MSR liability expense ($11.3, $15.3, $22.8, and $30.7 on amounts due to related party)	(43.0)	(46.1)	(84.9)	(91.0)
Gain on extinguishment of debt	—	—	—	1.4
Earnings of equity method investee	—	3.1	—	5.8
Other, net	(0.4)	(2.7)	0.4	(3.4)
Other income (expense), net	(87.0)	(96.2)	(168.8)	(187.5)

Income before income taxes	22.8	13.5	32.0	45.3
Income tax expense (benefit)	1.3	3.0	(11.7)	4.7
Net income	21.5	10.5	43.6	40.6
Preferred stock dividend	(1.0)	—	(2.1)	—
Net income attributable to common stockholders	$20.5	$10.5	$41.6	$40.6

Earnings per share attributable to common stockholders
Basic	$2.55	$1.34	$5.23	$5.23
Diluted	$2.40	$1.33	$4.90	$5.09

Weighted average common shares outstanding
Basic	8,021,182	7,821,128	7,947,992	7,766,331
Diluted	8,534,627	7,918,672	8,486,158	7,982,429

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$21.5	$10.5	$43.6	$40.6

Other comprehensive income, net of income taxes:
Change in unfunded pension plan obligation liability	—	1.3	0.1	1.4
Other	—	—	0.1	—
Comprehensive income	$21.6	$11.8	$43.8	$42.0

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Balance at March 31, 2025	7,981,005	$0.1	$554.3	$(95.5)	$1.3	$460.2
Net income	—	—	—	21.5	—	21.5
Preferred stock dividend ($0.49 per share)	—	—	(1.0)	—	—	(1.0)
Equity-based compensation and other	74,217	—	1.2	—	—	1.2
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at June 30, 2025	8,055,222	$0.1	$554.5	$(74.0)	$1.3	$481.9

Balance at March 31, 2024	7,784,253	$0.1	$554.6	$(121.5)	$(1.1)	$432.1
Net income	—	—	—	10.5	—	10.5
Equity-based compensation and other	60,802	—	2.3	—	—	2.3
Other comprehensive income, net of income taxes	—	—	—	—	1.3	1.3
Balance at June 30, 2024	7,845,055	$0.1	$556.9	$(111.0)	$0.2	$446.2

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Balance at December 31, 2024	7,873,053	$0.1	$559.3	$(117.6)	$1.2	$442.9
Net income	—	—	—	43.6	—	43.6
Preferred stock dividend ($0.98 per share)	—	—	(2.1)	—	—	(2.1)
Exercise of common stock warrants	—	—	(3.5)	—	—	(3.5)
Equity-based compensation and other	182,169	—	0.7	—	—	0.7
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at June 30, 2025	8,055,222	$0.1	$554.5	$(74.0)	$1.3	$481.9

Balance at December 31, 2023	7,684,401	$0.1	$554.5	$(151.6)	$(1.2)	$401.8
Net income	—	—	—	40.6	—	40.6
Equity-based compensation and other	160,654	—	2.4	—	—	2.4
Other comprehensive income, net of income taxes	—	—	—	—	1.4	1.4
Balance at June 30, 2024	7,845,055	$0.1	$556.9	$(111.0)	$0.2	$446.2

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$43.6	$40.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	101.0	81.5
Provision for bad debts (advances and receivables)	9.0	14.2
Provision for indemnification obligations	1.5	2.0
Depreciation	2.3	2.8
Amortization of debt issuance costs and discount	11.6	17.9
Amortization of intangibles	0.5	1.7
Gain on extinguishment of debt	—	(1.4)
Equity-based compensation expense	4.2	4.8
Gain on reverse loans held for investment and HMBS-related borrowings, net	(27.2)	(16.0)
Gain on loans held for sale, net	(22.2)	(27.4)
Origination and purchase of loans held for sale	(10,162.0)	(7,409.4)
Proceeds from sale and collections of loans held for sale	9,287.0	6,888.1
Changes in assets and liabilities:
Decrease in advances	101.2	112.8
Decrease (increase) in receivables and other assets	(6.1)	23.2
Increase in derivatives	(27.8)	(78.8)
Decrease in other liabilities	(44.8)	(17.1)
Other, net	(18.5)	(14.6)
Net cash used in operating activities	(746.9)	(375.0)

Cash flows from investing activities
Origination of loans held for investment	(545.5)	(520.3)
Principal payments received on loans held for investment	1,563.4	599.1
Purchase of MSRs	(151.0)	(62.1)
Proceeds from sale of MSRs	4.8	96.0
Distribution from (investment in) equity method investee, net	—	6.5
Acquisition of advances in connection with MSR transactions	(3.4)	—
Proceeds from sale of advances in connection with MSR transactions	0.7	9.3
Purchase of real estate	(4.7)	(12.1)
Proceeds from sale of real estate	22.5	12.3
Additions to premises and equipment	(0.3)	(0.2)
Net cash provided by investing activities	886.5	128.4
Cash flows from financing activities
Repayment of advance match funded liabilities, net	(74.6)	(94.7)
Proceeds from mortgage loan financing facilities, net	656.4	471.9
Proceeds from MSR financing facilities	1,826.8	605.4
Repayment of MSR financing facilities	(1,565.3)	(592.7)
Repurchase of Senior notes	—	(45.5)
Payment of debt issuance costs	(0.3)	(3.4)
Proceeds from other financing liabilities - Sale of MSRs accounted for as secured financing	15.7	17.7
Repayment of other financing liabilities	(34.8)	(37.4)
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	577.6	507.7
Repayment of HMBS-related borrowings	(1,544.6)	(588.1)
Payment of preferred stock dividend	(2.1)	—
Payment on exercise of common stock warrants	(3.5)	—
Net cash provided by (used in) financing activities	(148.6)	240.8

Net decrease in cash, cash equivalents and restricted cash	(9.0)	(5.7)
Cash, cash equivalents and restricted cash at beginning of year	265.6	255.1
Cash, cash equivalents and restricted cash at end of period	$256.6	$249.4

Supplemental cash flow information
Interest paid	$126.4	$119.8
Income tax payments (refunds), net
Federal	$0.3	$9.5
State	0.4	0.4
Foreign	1.8	1.1
	$2.5	$11.0

Supplemental non-cash investing and financing activities:
Recognition of gross right-of-use asset and lease liability
Right-of-use asset	$0.7	$1.9
Lease liability	0.7	1.9

Derecognition of MSRs and Other financing liabilities, at fair value:
MSR, at fair value	$(12.2)	$(85.7)
Other financing liability, at fair value - MSR pledged liability	(12.2)	(85.7)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$194.3	$203.1
Restricted cash and equivalents:
Debt service accounts	27.2	27.0
Other restricted cash	35.2	19.3
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$256.6	$249.4
The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025
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
We had a total of approximately 4,200 employees at June 30, 2025 of which approximately 2,800 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines provide support services to our loan servicing and originations businesses and our corporate functions.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The amendments are effective in the 2025 annual period and in 2026 for interim periods and shall be applied on a prospective basis with the option to apply the standard retrospectively.

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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds received from securitizations	$5,116.1	$4,249.2	$9,184.9	$6,808.1
Servicing fees collected (1)	41.8	40.2	82.0	78.5
Purchases of previously transferred assets, net of claims reimbursed	(2.2)	(3.7)	(6.6)	(6.2)
	$5,155.7	$4,285.7	$9,260.3	$6,880.3
(1)We receive servicing fees based upon the securitized loan unpaid principal balance (UPB) and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $82.4 million and $142.9 million during the three and six months ended June 30, 2025, respectively, and $67.7 million and $102.4 million during the three and six months ended June 30, 2024, respectively.
Certain obligations arise from the agreements associated with our transfers of loans. Under these agreements, we may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred due to material breach of contractual representations and warranties. We receive customary origination representations and warranties from our network of approved correspondent lenders. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur. Also refer to the Loan Put-Back and Related Contingencies section of Note 22 – Contingencies.
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	June 30, 2025	December 31, 2024
Carrying value of assets
MSRs, at fair value	$819.7	$734.2
Advances	101.6	129.6
UPB of loans transferred (1)	55,313.1	49,641.2
Maximum exposure to loss (2)	$56,234.5	$50,505.0
(1)Includes $13.2 billion and $11.7 billion of loans delivered to Ginnie Mae as of June 30, 2025 and December 31, 2024, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
(2)The maximum exposure to loss in the table above is primarily based on the remaining UPB of loans serviced and assumes all loans were deemed worthless as of the reporting date. It does not take into consideration the proceeds from the underlying collateral liquidation, recoveries or any other recourse available to us, including from mortgage insurance, guarantees or correspondent sellers. We do not believe the maximum exposure to loss from our involvement with these previously transferred loans is representative of the actual loss we are likely to incur based on our contractual rights and historical loss experience and projections. Also, refer to the Loan Put-Back and Related Contingencies section in Note 22 – Contingencies.
At June 30, 2025 and December 31, 2024, 2.0% and 2.7%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 5.1% and 7.0%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
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
Financing of Loans Held for Sale, Receivables and Other Assets using SPEs
We consolidate an SPE (trust) in connection with a warehouse mortgage loan financing facility structured as a gestation repurchase facility whereby Agency mortgage loans are transferred by PHH to the trust for collateralization purposes. As of June 30, 2025 and December 31, 2024, $200.0 million and $200.0 million, respectively, loans held for sale were pledged as collateral for $200.0 million and $200.0 million, respectively, debt certificates issued by the trust. See Note 12 – Borrowings.
We consolidate an SPE (trust) in connection with a warehouse mortgage loan financing facility structured as a repurchase facility with a $350.0 million borrowing capacity. On May 12, 2025, PHH sold beneficial interest certificates (Trust Certificates) issued by the trust and agreed to repurchase such Trust Certificates at a specified future date and specified price. PHH contributed a participation interest in mortgage loans, including claims account receivables and REO properties to the trust and received Trust Certificates representing beneficial interests in the trust assets. As of June 30, 2025, we borrowed $286.2 million under this facility and pledged $310.5 million assets as collateral, representing the participation interest the in loans held for sale, claims account receivables, net and REO properties. See Note 12 – Borrowings.
We finance certain reverse mortgage buyouts that are insured by the FHA, including loans held for sale, claim receivables from the Department of Housing and Urban Development (HUD) and REO properties, through private placement securitizations, referred to as OLIT transactions. The securitized assets include assets we purchased from third parties along with mortgage buyouts from our own reverse mortgage portfolio. The securitization trusts issued senior and mezzanine class Notes to third party investors. We retain certain mezzanine class Notes and ownership interests and service the underlying assets. As servicer, we are required to make certain servicing and principal advances that will not be reimbursable to us until all payments of interest and principal have been made to noteholders. We determined we were the primary beneficiary, and thus consolidate the securitization trusts and related depositor. Recourse for the Notes is limited to the assets of the respective securitization trusts. Also refer to Note 12 – Borrowings.

The table below presents the carrying value and classification of the assets and liabilities reported on our consolidated balance sheet that are associated with the OLIT securitized reverse mortgage loans buyouts and financing liabilities:

	June 30, 2025	December 31, 2024
Mortgage loans (Loans held for sale, at fair value)	$335.7	$375.4
Receivables, net	25.6	31.9
REO (Other assets)	41.2	39.4
Debt service and Interest reserve accounts (Restricted cash)	14.0	13.3
Total assets	$416.4	$460.0

Outstanding borrowing UPB (Mortgage loan financing facilities, net)	454.4	517.3
Unamortized discount and debt issuance costs (Mortgage loan financing facilities, net)	(24.5)	(35.4)
Accrued expenses and Accrued interest (Other liabilities)	1.0	1.7
Total liabilities	$431.0	$483.6
Financings of Servicing Advances using SPEs
We pledged certain servicing advances as collateral to our advance financing facilities, referred to as advance match funded liabilities, with the use of SPEs that we consolidate and include in our consolidated financial statements. Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt.
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	June 30, 2025	December 31, 2024
Match funded advances (Advances, net)	$385.2	$481.8
Debt service accounts (Restricted cash)	8.0	14.0
Advance match funded liabilities	342.0	416.5
MSR Financings using SPEs
We consolidate four SPEs (referred to as ESR Trusts) in connection with third-party financing facilities secured by certain of our Fannie Mae and Freddie Mac MSRs (GSE MSRs) and one SPE (PMC PLS ESR Issuer LLC or PLS Issuer) in connection with our PLS MSR financing facility. Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 Class A issued by the SPE were redeemed on its maturity in February 2025. Concurrently, in February 2025, in connection with a PLS MSR financing agreement (repurchase agreement) PHH sold the membership interest certificate representing 100% of the limited liability company interests in PLS Issuer and agreed to repurchase such membership interest certificate at a specified future date and specified price.
The table below presents the carrying value and classification of the assets and liabilities of the GSE MSR financing facility:

	June 30, 2025	December 31, 2024
MSRs pledged (MSRs, at fair value)	$870.7	$814.9
Debt service account (Restricted cash)	0.2	1.8
Outstanding borrowings (MSR financing facilities, net)	617.5	440.7
Unamortized debt issuance costs (MSR financing facilities, net)	—	(0.1)

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

The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		June 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale, at fair value (a) (d)	3, 2	$2,048.3	$2,048.3	$1,290.2	$1,290.2
Loans held for investment, at fair value (a)	3	$10,470.8	$10,470.8	$11,125.3	$11,125.3
Advances, net (b)	3	$461.4	$461.4	$577.2	$577.2
Receivables, net (b)	3	$204.6	$204.6	$176.4	$176.4

Financial liabilities
Advance match funded liabilities (b)	3	$342.5	$342.5	$417.1	$417.1
HMBS-related borrowings, at fair value (a)	3	$10,253.1	$10,253.1	$10,872.1	$10,872.1
Other financing liabilities, at fair value (a)	3	$818.1	$818.1	$846.9	$846.9
Mortgage loan financing facilities (b) (c)	3	$2,195.5	$2,200.5	$1,528.2	$1,535.3
MSR financing facilities (b) (c)	3	$1,218.6	$1,210.1	$957.9	$947.6
Senior notes (b) (c)	2	$488.5	$495.0	$487.4	$495.0

Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$18.1	$18.1	$(0.5)	$(0.5)
Other derivatives (a)	1	(3.8)	(3.8)	(11.7)	(11.7)

MSRs (a)	3	$2,632.6	$2,632.6	$2,466.3	$2,466.3
(a)Measured at fair value on a recurring basis in our financial statements.
(b)Disclosed, but not measured at fair value in our financial statements.
(c)The carrying values are net of unamortized debt issuance costs and discount. See Note 12 – Borrowings for additional information.
(d)The newly originated portfolio of loans held for sale pending securitization with the Agencies or sale is classified as Level 2; all other loans are classified as Level 3.

The following tables present a reconciliation of the changes in fair value of certain Level 3 assets and liabilities that we measure at fair value on a recurring basis (refer to the respective notes for other Level 3 assets and liabilities):

	Three Months Ended June 30,
	2025		2024
	Loans Held for Sale - Fair Value	IRLCs	Loans Held for Sale - Fair Value	IRLCs
Beginning balance	$496.6	$9.4	$284.0	$5.0
Purchases, issuances, sales and settlements
Purchases and other	158.9	—	80.5	—
Issuances (1)	—	45.3	—	4.0
Sales	(74.8)	—	(38.7)	—
Settlements	(35.2)	—	(25.1)	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	(49.4)	—	8.6
Loans held for investment, at fair value	2.6	—	0.8	—
Receivables, net	(0.2)	—	(7.6)	—
REO (Other assets)	(13.0)	—	(4.3)	—
Advances (incl. capitalization upon Ginnie Mae modification)	5.3	—	2.8	—
Net additions (disposition/derecognition)	43.5	(4.1)	8.3	12.6
Included in earnings:
Change in fair value (1)	4.1	12.8	4.4	(13.5)
Ending balance	$544.2	$18.1	$296.7	$4.1

	Six Months Ended June 30,
	2025		2024
	Loans Held for Sale - Fair Value	IRLCs	Loans Held for Sale - Fair Value	IRLCs
Beginning balance	$472.9	$(0.5)	$203.1	$5.6
Cumulative effect of fair value election	—	—
Purchases, issuances, sales and settlements
Purchases and other	293.8	—	225.5	—
Issuances (1)	—	78.0	—	21.2
Sales	(135.2)	—	(76.7)	—
Settlements	(65.8)	—	(47.3)	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	(96.7)	—	2.8
Loans held for investment, at fair value	5.7	—	1.9	—
Receivables, net	(20.7)	—	(18.2)	—
REO (Other assets)	(25.4)	—	(7.3)	—
Advances (incl. capitalization upon Ginnie Mae modification)	10.1	—	4.9	—
Net additions (disposition/derecognition)	62.5	(18.7)	82.8	24.0
Included in earnings:
Change in fair value (1)	8.8	37.3	10.9	(25.5)
Ending balance	$544.2	$18.1	$296.7	$4.1
(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. See Note 15 – Derivative Financial Instruments and Hedging Activities.

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

Significant unobservable assumptions	June 30, 2025	December 31, 2024
Life in years
Range	0.4 to 7.6	0.4 to 7.6
Weighted average	4.5	4.2
Conditional prepayment rate (CPR), including voluntary and involuntary prepayments (a)
Range	13.4% to 32.1%	13.1% to 31.6%
Weighted average	19.7%	21.3%
Discount rate	4.9%	5.4%
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

Significant unobservable assumptions	June 30, 2025		December 31, 2024
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	6.8%	7.7%	6.4%	7.8%
Weighted average lifetime delinquency rate	1.2%	10.8%	1.2%	10.4%
Weighted average discount rate	9.4%	10.9%	10.0%	10.9%
Weighted average cost to service (in dollars)	$71	$195	$71	$193
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of June 30, 2025 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Change in weighted average prepayment speeds (in percentage points)	0.8	1.6
Change in fair value due to change in weighted average prepayment speeds	$(71.0)	$(139.2)
Change in weighted average discount rate (in percentage points)	1.0	1.9
Change in fair value due to change in weighted average discount rate	$(89.9)	$(172.7)
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

Significant unobservable assumptions	June 30, 2025	December 31, 2024
Life in years
Range	0.4 to 7.6	0.4 to 7.6
Weighted average	4.5	4.2
Conditional prepayment rate
Range	13.4% to 32.1%	13.1% to 31.6%
Weighted average	19.7%	21.3%
Discount rate	4.8%	5.3%

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

Significant unobservable assumptions	June 30, 2025	December 31, 2024
Weighted average prepayment speed	5.4%	5.4%
Weighted average delinquency rate	3.1%	3.0%
Weighted average subservicing life (in years)	4.7	4.7
Weighted average discount rate	9.8%	10.3%
Weighted average cost to service (in dollars)	$133	$133
Significant changes in these assumptions in isolation would result in a significant change in fair value.
ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability is carried at fair value and classified as Level 3 within the valuation hierarchy. The ESS financing liability consists of the obligation to remit to a third party a specified percentage of future servicing fee collections on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The fair value of the ESS financing liability is determined using a third-party valuation expert. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, to incorporate discount rate assumption updates for the underlying MSR or other factors, as provided by third-party valuation expert. At June 30, 2025 and December 31, 2024, the weighted average discount rate of the ESS financing liability was 9.9% and 10.0%, respectively. Refer to MSRs above for a description of other significant unobservable assumptions.
Derivative Financial Instruments
IRLCs are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale - Fair Value
The following table presents the estimated fair value of Loans held for sale:

	June 30, 2025	December 31, 2024
Unpaid principal balance	$2,129.1	$1,401.2
Premium (discount)	(71.8)	(91.6)
Unrealized gain (loss)	(9.0)	(19.4)
Total fair value	$2,048.3	$1,290.2
The following table presents the composition of Loans held for sale, at fair value by type:

	June 30, 2025	December 31, 2024
GSE loans	$701.7	$610.8
Government- Forward loans	782.7	215.5
Forward loans repurchased from Ginnie Mae guaranteed securitization (1)	59.9	26.1
Reverse loans (2)	469.6	432.4
Other residential mortgage loans	34.4	5.3
Total fair value	$2,048.3	$1,290.2
(1)Pursuant to Ginnie Mae servicing guidelines.
(2)Includes reverse mortgage loans purchased from Ginnie Mae securitization pools that reached the 98% of maximum claim amount and are generally liquidated through foreclosure and subsequent sale of the REO properties. As of June 30, 2025 and December 31, 2024, the balance includes $335.7 million and $375.4 million, respectively, of loans pledged as collateral for the Asset-Backed Notes issued by OLIT. Also see Note 2 – Securitizations and Variable Interest Entities and Note 12 – Borrowings.
The following table presents the activity of Loans held for sale, at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$1,402.2	$1,025.7	$1,290.2	$674.2
Originations and purchases	5,888.8	4,420.5	10,162.0	7,409.4
Proceeds from sales	(5,132.9)	(4,256.4)	(9,215.6)	(6,837.4)
Principal collections	(39.5)	(27.5)	(71.4)	(50.6)
Transfers from (to):
Loans held for investment, at fair value	2.6	0.8	5.7	1.9
Receivables	(0.2)	(7.6)	(20.7)	(18.2)
REO (Other assets)	(13.0)	(4.3)	(25.4)	(7.3)
Advances (incl. capitalization upon Ginnie Mae modifications)	5.4	2.8	10.2	4.9
Fair value gain (loss) on loans held for sale, at fair value (1)	(73.5)	(54.7)	(108.9)	(82.2)
Other (2)	8.5	4.5	22.1	9.2
Ending balance	$2,048.3	$1,103.9	$2,048.3	$1,103.9
(1)See below table of Gain (loss) on loans held for sale, net, excluding MSRs retained on transfers of forward mortgage loans.
(2)Includes capitalized interest on reverse loans, reported within Interest income.

The following table presents the components of Gain (loss) of loans held for sale at fair value, net:

Gain (Loss) on Loans Held for Sale, Net	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
MSRs retained on transfers of forward mortgage loans	$82.4	$67.7	$142.9	$102.4
Gain (loss) on sale of forward mortgage loans (1)	(76.7)	(53.6)	(116.6)	(77.8)
Gain (loss) on sale of repurchased Ginnie Mae loans (1)	(1.3)	(0.2)	(1.7)	(1.0)
Change in fair value of loans held for sale	4.5	(0.9)	9.5	(3.4)
Gain on loans held for sale, at fair value	8.9	13.0	34.0	20.2
Gain (loss) on economic hedge derivative instruments	(6.6)	5.0	(28.2)	9.7
Change in fair value of IRLCs	8.9	(1.0)	17.8	(1.6)
Provision for representation and warranty obligations	(0.7)	(0.6)	(1.5)	(0.9)
	$10.4	$16.5	$22.2	$27.4
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.

Note 5 - Reverse Mortgages
The following table presents the estimated fair value of reverse mortgage loans held for investment:

	June 30, 2025	December 31, 2024
Unpaid principal balance	$10,014.5	$10,699.5
Fair value adjustments	456.2	425.8
Total fair value	$10,470.8	$11,125.3
The following table presents the composition of reverse mortgage loans held for investment, at fair value by type:

	June 30, 2025	December 31, 2024
HECM loans - securitized, pledged to HMBS-related borrowings (1)	$10,341.3	$10,950.8
New HECM loan originations and HECM loan tails (2) - unsecuritized	129.5	174.5
Total fair value	$10,470.8	$11,125.3
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

The following table summarizes the activity in reverse mortgage loans held for investment and HMBS related borrowings that do not qualify for sale accounting:

	Three Months Ended June 30,
	2025		2024
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$10,812.5	$(10,587.6)	$8,125.0	$(7,945.0)
Originations	268.4	—	269.9	—
Securitization of HECM loans accounted for as a financing	—	(268.5)	—	(260.3)
Additional proceeds from securitization of HECM loans and tails	—	(3.1)	—	(3.0)
Repayments (principal payments received)	(777.3)	767.4	(322.0)	316.0
Transfers to:
Loans held for sale, at fair value	(2.6)	—	(0.8)	—
Receivables	(2.4)	—	(0.5)	—
REO (Other assets)	(0.1)	—	(0.1)	—
Other	(0.2)	—	—	—
Fair value gains (losses) included in earnings (1)	172.5	(161.3)	150.9	(143.0)
Ending balance	$10,470.8	$(10,253.1)	$8,222.4	$(8,035.4)

	Six Months Ended June 30,
	2025		2024
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$11,125.3	$(10,872.1)	$7,970.0	$(7,797.3)
Originations	545.5	—	520.3	—
Securitization of HECM loans accounted for as a financing	—	(577.6)	—	(507.7)
Additional proceeds from securitization of HECM loans and tails	—	(7.1)	—	(6.4)
Repayments (principal payments received)	(1,563.4)	1,544.6	(598.9)	588.1
Transfers to:
Loans held for sale, at fair value	(5.7)	—	(1.9)	—
Receivables	(4.9)	—	(1.4)	—
REO (Other assets)	(0.3)	—	(0.1)	—
Other	(0.2)	—	—	—
Fair value gains (losses) included in earnings (1)	374.6	(340.7)	334.4	(312.0)
Ending balance	$10,470.8	$(10,253.1)	$8,222.4	$(8,035.4)
(1)See further breakdown of the net gain (loss) in the table below. Includes interest accruals.
On November 1, 2024, we acquired certain reverse mortgage assets of MAM and investment funds managed by Waterfall Asset Management, LLC that own MAM (collectively “Waterfall”). The acquired assets were subserviced by PHH and included HECM reverse mortgage loans and mortgage servicing rights with a UPB of $2.9 billion (which are reported on our consolidated balance sheet as Loans held for investment, at fair value along with HMBS-related borrowings, at fair value), $20.0 million cash, and reverse mortgage buyouts, advances, tails and other related assets and liabilities. In consideration of the net acquired assets, Onity issued shares of a new series of preferred stock. Included in Other liabilities is the consideration for assets transferred with a UPB of $14.2 million for which the final amount of consideration is subject to post-closing adjustment to be agreed upon by the parties.
The following table presents the Fair value gains (losses) on reverse loans held for investment and HMBS-related borrowings included in earnings:

Fair value gains (losses) included in earnings	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value gains (losses) of Reverse loans held for investment	$172.5	$150.9	$374.6	$334.4
Fair value gains (losses) of HMBS related borrowings	(161.3)	(143.0)	(340.7)	(312.0)
Total fair value gains (losses) included in earnings	$11.2	$7.9	$33.9	$22.4
The following table presents the components of Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net:

Gain on Reverse Loans Held for Investment and HMBS-related Borrowings, Net	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gain on new originations (1)	$5.3	$5.1	$11.1	$11.0
Net interest income (servicing fee) (2)	8.0	6.1	16.4	12.0
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net	(2.2)	(3.3)	6.4	(0.7)
Fair value gains (losses) included in earnings (3)	11.2	7.9	33.9	22.4
Loan fees and other	0.7	0.6	1.8	1.5
	$11.9	$8.5	$35.7	$23.9
(1)Includes the changes in fair value of newly originated loans held for investment in the period from interest rate lock commitment date through securitization date.
(2)Includes the interest income on loans held for investment less the interest expense on HMBS-related borrowings. The net interest income includes the servicing fee Onity is contractually entitled to on securitized loans.
(3)See breakdown between Loans held for investment and HMBS-related borrowings in the table above.

Note 6 – Advances
The following table presents the composition of servicing advances by type:

	June 30, 2025	December 31, 2024
Principal and interest	$131.2	$150.1
Taxes and insurance	211.9	314.2
Foreclosures, bankruptcy, REO and other (1)	124.6	120.3
Total advances, before allowance for losses	467.8	584.6
Allowance for losses	(6.4)	(7.4)
Advances, net	$461.4	$577.2
(1)     No state represented a balance exceeding 5% of the total advances (based on the underlying property location of the related mortgage loans), except for the state of New York with $29.4 million.
The following table presents the composition of servicing advances by investor:

	June 30, 2025	December 31, 2024
GSE	$43.9	$94.0
Ginnie Mae	51.6	70.6
Non-Agency	365.9	412.6
Advances, net	$461.4	$577.2

The following table summarizes the activity in net advances:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance - before Allowance for Losses	$521.5	$610.5	$584.6	$686.1
New advances	195.7	204.2	395.6	403.6
Transfer from (to) Receivables	(0.7)	2.1	(0.2)	5.0
Sales of advances	(0.4)	(8.3)	(0.7)	(9.3)
Acquisition of advances in connection with the purchase of MSRs	0.9	—	3.4	—
Transfer to Loans held for sale (incl. capitalization upon Ginnie Mae modifications)	(5.4)	(2.8)	(10.2)	(4.9)
Collections of advances and other	(244.0)	(246.2)	(504.8)	(520.9)
Ending balance - before Allowance for Losses	467.8	559.5	467.8	559.5

Beginning balance - Allowance for Losses	(7.5)	$(7.7)	(7.4)	(7.3)
Provision expense	(1.0)	(4.2)	(3.1)	(7.1)
Net charge-offs and other	2.1	3.0	4.1	5.5
Ending balance - Allowance for Losses	(6.4)	(8.9)	(6.4)	(8.9)

Ending balance, net	$461.4	$550.6	$461.4	$550.6

Note 7 – Mortgage Servicing
The following table presents the composition of our MSR portfolio:

MSR UPB and Fair Value	June 30, 2025		December 31, 2024
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
Owned MSRs (1)	$2,051.8	$142.4	$1,869.6	$129.8

Rithm and others transferred MSRs (2)	259.0	18.3	266.1	19.0
MAV transferred MSRs (2)	321.8	20.7	330.6	21.5
Total transferred MSR, subject to Pledged MSR liability, at fair value (2)	580.8	39.0	596.7	40.5
Total MSRs	$2,632.6	$181.5	$2,466.3	$170.3
(1)Includes $327.8 million and $338.7 million fair value of MSRs pledged to ESS financing liabilities at June 30, 2025 and December 31, 2024, respectively.
(2)MSRs subject to sale agreements that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.
The following table presents the composition of our MSR portfolio by investor:

MSR UPB and Fair Value	June 30, 2025		December 31, 2024
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
GSE	$2,031.6	$139.6	$1,902.5	$129.3
Ginnie Mae	397.7	21.4	351.6	19.4
Non-Agency	203.4	20.5	212.2	21.6
Total MSRs	$2,632.6	$181.5	$2,466.3	$170.3

The following table summarizes the delinquency status of the loans underlying our MSRs:

	June 30, 2025				December 31, 2024
Delinquent loans	GSE	Ginnie Mae	Non - Agency	Total	GSE	Ginnie Mae	Non - Agency	Total
30 days	1.0%	5.0%	8.6%	3.0%	1.0%	5.4%	8.4%	3.1%
60 days	0.2	1.6	2.8	0.9	0.2	1.8	3.4	1.1
90 days or more	0.4	3.2	6.2	1.8	0.5	4.5	6.9	2.3
Total 30-60-90 days or more	1.7%	9.8%	17.6%	5.7%	1.8%	11.8%	18.7%	6.5%

The following table summarizes the activity of our MSRs at fair value:

Mortgage Servicing Rights – At Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$2,547.4	$2,374.7	$2,466.3	$2,272.2
Sales	0.1	(100.9)	0.3	(100.9)
Additions:
Recognized on the sale of residential mortgage loans	82.4	67.7	142.9	102.4
Purchases of MSRs	49.1	34.9	147.4	61.8
Servicing transfers and adjustments (1)	(12.0)	(85.7)	(12.0)	(87.0)
Net additions (sales)	119.7	(84.1)	278.6	(23.7)
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	26.8	92.6	7.2	194.4
Realization of cash flows	(61.2)	(55.4)	(119.4)	(115.2)
Fair value gains (losses) recognized in earnings	(34.4)	37.2	(112.2)	79.2

Ending balance	$2,632.6	$2,327.7	$2,632.6	$2,327.7
(1)During the three months ended June 30, 2024, upon the sale of certain GSE MSRs by MAV to a third party, we derecognized $85.7 million of those MSRs that were previously sold to MAV in transactions that did not qualify for sale accounting treatment. We derecognized the MSRs from our balance sheet along with the associated Pledged MSR liability - see Note 8 — Other Financing Liabilities, at Fair Value.

The following table summarizes the components of our servicing and subservicing fee revenue:

Servicing Revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loan servicing and subservicing fees
Servicing fee	$101.7	$91.7	$199.3	$182.1
Subservicing fee	21.9	26.8	46.5	54.3
MAV - Subservicing fee	1.5	1.9	3.0	3.8
MAV - Servicing fee / Transferred MSR (1)	13.3	17.8	26.7	35.8
Rithm and Others-Servicing fee/Transferred MSR (1)	19.3	19.1	38.2	37.8
	157.7	157.2	313.8	313.8
Ancillary income
Custodial accounts (float earnings)	32.3	31.9	59.4	59.1
Late charges	9.7	8.7	19.4	16.7
Reverse subservicing ancillary fees	3.0	6.2	6.5	12.9
Other	8.5	6.9	15.5	12.9
	53.5	53.6	100.8	101.5
Total Servicing and subservicing fees	$211.3	$210.8	$414.6	$415.3

Owned MSR and Subservicing	$174.7	$169.7	$342.2	$334.0
Transferred MSR (1) (2)	36.5	41.1	72.4	81.3
(1)Servicing fees collected on behalf of respective parties related to transferred MSRs that do not achieve sale accounting. See Note 8 — Other Financing Liabilities, at Fair Value.
(2)Includes $4.0 million and $7.5 million for the three and six months ended June 30, 2025, respectively, and $4.2 million and $7.8 million for the three and six months ended June 30, 2024, respectively, of ancillary income associated with transferred MSRs that do not achieve sale accounting.
Float balances, on which we earn interest referred to as float earnings (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors and tax and insurance payments) are held in escrow by unaffiliated banks and are excluded from our consolidated balance sheets. Float balances amounted to $2.63 billion and $2.04 billion at June 30, 2025 and December 31, 2024, respectively.

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

			Outstanding Balance
Borrowing Type	Collateral	Maturity	June 30, 2025	December 31, 2024
MSR transfers not qualifying for sale accounting (1):
Pledged MSR liability, at fair value - MAV	MSRs	(1)	$313.2	$322.7
Rights to MSRs Agreements, at fair value - Rithm	MSRs	(1)	111.0	115.1
Pledged MSR liability, at fair value - Others	MSRs	(1)	145.4	145.8
Total Pledged MSR liability, at fair value			569.6	583.5
ESS financing liability, at fair value (2)	MSRs	(2)	248.6	263.3
Total Other financing liabilities, at fair value			$818.1	$846.9
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

	Three Months Ended June 30,		Six Months Ended June 30,
Pledged MSR liability and ESS financing liability	2025	2024	2025	2024
Beginning balance	$835.5	$901.3	$846.9	$894.4
MSR transfers
MSR transfers to Rithm and others	7.5	5.8	14.2	12.7
Total MSR transfers	7.5	5.8	14.2	12.7
Derecognition of financing liability
Derecognition of financing liability - Rithm	—	—	—	—
Derecognition of financing liability - MAV (1)	—	(85.7)	—	(85.7)
Derecognition of financing liability - Others	(12.1)	—	(12.1)	—
Total Derecognition of financing liability	(12.2)	(85.7)	(12.2)	(85.7)
Fair value (gain) loss
Changes in fair value due to inputs and assumptions	5.1	36.6	4.1	56.4
Realization of expected cash flows	(17.8)	(17.4)	(34.8)	(37.3)
Total fair value (gain) loss	(12.7)	19.2	(30.7)	19.1
Ending balance	$818.1	$840.5	$818.1	$840.5

(1)During the three months ended June 30, 2024, we derecognized a portion of the MAV Pledged MSR liability upon sale of the related MSRs by MAV to a third party with a UPB of $5.5 billion.

The following table presents the Pledged MSR liability expense recorded in connection with the MSR sale agreements with MAV, Rithm, and others that do not qualify for sale accounting, including the ESS financing liabilities.

	Three Months Ended June 30,
	2025			2024
	Rithm and Others	MAV	Total	Rithm and Others	MAV	Total
Servicing fees collected on behalf of MAV, Rithm and others	$19.3	$13.3	$32.6	$19.1	$17.8	$36.9
Less: Subservicing fee retained by Onity	(3.6)	(1.8)	(5.5)	(4.4)	(2.3)	(6.8)
Ancillary fee/income and other settlement (including expense reimbursement)	3.0	(0.1)	2.9	3.1	(0.2)	3.0
Transferred MSR net servicing fee remittance	$18.7	$11.3	30.0	$17.8	$15.3	33.1
ESS servicing spread remittance			13.0			13.0
Pledged MSR liability expense			$43.0			$46.1

	Six Months Ended June 30,
	2025			2024
	Rithm and Others	MAV	Total	Rithm and Others	MAV	Total
Servicing fees collected on behalf of Rithm, MAV and others	$38.2	$26.7	$64.9	$37.8	$35.8	$73.6
Less: Subservicing fee retained by Onity	(7.7)	(3.7)	(11.4)	(9.0)	(4.9)	(13.9)
Ancillary fee/income and other settlement (including expense reimbursement)	5.4	(0.2)	5.2	5.5	(0.3)	5.3
Transferred MSR net servicing fee remittance	$36.0	$22.8	58.8	$34.3	$30.7	65.0
ESS servicing spread remittance			26.1			26.1
Pledged MSR liability expense			$84.9			$91.0
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
Rithm Transactions
Starting in 2012, Onity and PHH entered into agreements to sell MSRs and the related servicing advances to Rithm, for which PHH has been retained as subservicer. As of June 30, 2025, all transactions met sale accounting treatment except for the agreement to sell a $8.7 billion MSR portfolio to Rithm, referred to as Rights to MSRs (or RMSR). While most of the economics and risks of the MSR and related advances have contractually transferred to Rithm, the MSR legal title was retained by Onity and the third-party consents required for title transfer were not obtained, causing the transactions to be accounted for as secured financings. Accordingly, we continue to report the $111.0 million MSR and an associated Pledged MSR liability on our consolidated balance sheet (the remaining is treated as subservicing).
The RMSR agreement and subservicing agreements are subject to automatic one-year renewals, unless Onity provides seven months’ advance notice of termination, or Rithm provides three months’ advance notice of termination. In November 2024, Onity and Rithm agreed to extend the subservicing agreements through February 1, 2026, with subsequent, automatic one-year renewals if notice of termination is not provided by July 1, 2026 by Onity or November 1, 2025 by Rithm. Onity did not provide notice of termination by July 1, 2025. Also refer to Note 21 — Commitments, Client Concentration.
If Rithm exercises its termination right of the $8.7 billion RMSR agreement, Rithm has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Onity’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the RMSR Agreements. If Rithm is not able to sell the Rights to MSRs or establish a substitute RMSR arrangement with another servicer, Rithm has the right to revoke its termination notice and re-instate the applicable servicing addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the RMSR Agreements would be transferred to up to three subservicers who would subservice under Onity’s oversight. If such a subservicing arrangement were established, Onity would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
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
Note 9 – MSR Valuation Adjustments, Net
The table below presents the components of MSR valuation adjustments, net, that include four MSR related instruments which we account for at fair value with changes in fair value recorded in earnings (also refer to Note 7 – Mortgage Servicing and Note 8 — Other Financing Liabilities, at Fair Value):
(i) the fair value changes of the total MSR portfolio (Total MSRs) recorded on our consolidated balance sheets ($2.6 billion fair value asset at June 30, 2025). Total MSRs include owned MSRs and MSRs that have been sold or transferred to third parties in transactions that do not achieve sale accounting criteria. Owned MSRs include MSRs subject to ESS financing transactions;
(ii) the fair value changes of the Pledged MSR liabilities recorded as liabilities on our consolidated balance sheets when MSR sale accounting criteria are not achieved ($569.6 million fair value liability at June 30, 2025);
(iii) the fair value changes of the ESS financing liabilities for which we elected the fair value option ($248.6 million fair value liability at June 30, 2025); and
(iv) the fair value changes of the derivative instruments economically hedging the MSR exposure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total MSRs	$(34.4)	$37.2	$(112.2)	$79.2
Pledged MSR liabilities (1)	4.9	(22.1)	15.9	(17.5)
ESS financing liabilities	7.8	2.9	14.8	(1.7)

Derivative fair value gain (loss) (MSR economic hedges) (2)	(5.5)	(50.6)	15.3	(104.3)

MSR valuation adjustments, net	$(27.3)	$(32.7)	$(66.2)	$(44.3)

Total changes in fair value due to realization of expected cash flows, net	$(43.4)	$(38.0)	$(84.6)	$(77.9)
Total changes in fair value due to rates and assumptions (3)	16.2	5.4	18.4	33.7
(1)MSR transfers that do not achieve sale accounting.
(2)Also refer to Note 15 – Derivative Financial Instruments and Hedging Activities.
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

Note 10 – Receivables

	June 30, 2025	December 31, 2024
Servicing-related receivables:
Government-insured loan claims - Reverse	$112.5	$83.3
Government-insured loan claims - Forward	25.2	31.5
Due from custodial accounts	19.3	12.1
Subservicing fees and reimbursable expenses	14.6	16.4
Receivable from sale of MSRs (holdback)	3.4	9.7
Subservicing fees, reimbursable expenses and other - Due from MAV	0.9	2.1
Other	8.4	7.2
	184.2	162.4
Income taxes receivable (1)	29.2	28.2
Other receivables	6.5	4.0
	219.9	194.6
Allowance for losses	(15.3)	(18.1)
	$204.6	$176.4
(1)Includes $27.2 million at June 30, 2025 from the USVI Bureau of Internal Revenue (BIR) for a refund of income taxes paid in prior years. In December 2022, we executed an agreement with the BIR for payment of the income tax refunds related to tax years 2013 through 2015, plus accrued interest, over a two-year period ending December 31, 2024. The BIR did not make the payment that was due on December 31, 2023 nor any subsequent payments pursuant to the agreement. On February 8, 2024, we filed a lawsuit against the USVI for the refund of income taxes paid in prior years and for the USVI’s breach of the above-referenced agreement; the USVI is defending against such claims and contesting that such refunds are owed. On April 30, 2025, the USVI filed an additional lawsuit against us alleging that we did not meet the conditions for receiving benefits under our Economic Development Commission Certificate. We have filed a motion to dismiss, which remains pending. See Note 22 – Contingencies for additional information.

Allowance for Losses	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$19.2	$22.7	$18.1	$25.1
Provision	3.3	3.1	5.9	7.1
Charge-offs and other, net	(7.2)	(5.4)	(8.8)	(11.8)
Ending balance	$15.3	$20.4	$15.3	$20.4
At June 30, 2025 and December 31, 2024, the allowance for losses related to FHA-, VA- or USDA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $14.3 million and $17.2 million, respectively.

Note 11 – Other Assets

	June 30, 2025	December 31, 2024
REO ($41.2 and $39.4 related to VIEs)	$48.3	$43.9
Derivatives, at fair value - See Note 15	41.2	15.4
Prepaid expenses (including prepaid lender fees)	23.1	26.1
Deferred tax assets, net	3.7	3.2
Intangible assets, net (net of accumulated amortization of $13.5 million and $13.1 million)	2.9	3.3
Derivative margin deposit	2.8	7.4
Prepaid representation, warranty and indemnification claims - Agency MSR sale	—	5.0
Other	7.2	6.8
	$129.1	$111.3

Note 12 – Borrowings

Advance Match Funded Liabilities		Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Expected Repayment Date (1)	Uncommitted	Committed	June 30, 2025	December 31, 2024
$350 million Ocwen Master Advance Receivables Trust (OMART) - Advance Receivables Backed Notes - Series 2015-VF5 (2) (3)	August 2025	$—	$53.8	$296.2	$328.7
$100 million Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (2) (4)	May 2027	—	95.2	4.8	87.8
$350 million PGAF Issuer LLC - Advance Receivables Backed Notes, Series 2025-VF1 (2) (5)	May 2027	—	309.0	41.0	—
$14.4 million EBO Advance facility (6)	May 2026	13.9	—	0.5	0.6
Total Advance match funded liabilities		$13.9	$458.0	$342.5	$417.1

Weighted average interest rate (7)				6.87%	7.25%
(1)The Expected Repayment Date of our facilities, as defined, is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance is required if the note is not renewed or extended. In certain of our advance facilities, there are multiple notes outstanding.
(2)The committed borrowing capacity under the OMART, OGAF and PGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At June 30, 2025, none of the remaining borrowing capacity of these advance financing notes could be used based on the amount of eligible collateral.
(3)In May 2025, the borrowing capacity was reduced from $500.0 million to $350.0 million, of which uncommitted borrowing capacity was reduced from $50.0 million to zero.
(4)In May 2025, the Expected Repayment Date was extended to May 2027 and the borrowing capacity was reduced from $200.0 million to $100.0 million to continue financing certain GSE servicing advances at PHH.
(5)In May 2025, we issued variable-rate notes (Series 2025-VF1) with a maximum borrowing capacity of $350.0 million and an Expected Repayment Date of May 2027 to finance certain GSE servicing advances at PHH Asset Services LLC (PAS).
(6)At June 30, 2025, none of the remaining borrowing capacity of the facility could be used based on the amount of eligible collateral.
(7)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At June 30, 2025 and December 31, 2024, the balance of unamortized prepaid lender fees was $2.0 million and $2.1 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Loan Financing Facilities			Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	June 30, 2025	December 31, 2024
Total mortgage warehouse facilities (2)	Loans held for sale (LHFS), Loans Held for Investment (LHFI), Servicing Advances, Receivables and REO	September 2025-October 2026	868.0	77.9	1,765.6	1,046.3
Securitization Notes:
OLIT Asset-Backed Notes, Series 2023-HB1 (3)	Reverse LHFS, Receivables and REO	June 2036	—	—	95.5	107.3
OLIT Asset-Backed Notes, Series 2024-HB1 (3)	Reverse LHFS, Receivables and REO	February 2037	—	—	138.6	160.9
OLIT Asset-Backed Notes, Series 2024-HB2 (3)	Reverse LHFS, Receivables and REO	August 2037	—	—	220.3	249.1
Total reverse mortgage securitization notes			—	—	454.4	517.3
Total Mortgage loan financing facilities			$868.0	$77.9	2,220.0	1,563.6
Unamortized discount and debt issuance costs - OLIT Notes					(24.5)	(35.4)
Total Mortgage loan financing facilities, net					$2,195.5	$1,528.2

Weighted average interest rate (4)					5.61%	5.46%
(1)Of the borrowing capacity on mortgage loan financing facilities extended on a committed basis, none of the remaining borrowing capacity could be used at June 30, 2025 based on the amount of eligible collateral that could be pledged on a committed basis.
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
(3)In June 2023, February 2024 and September 2024, OLIT issued different classes of Asset-Backed Notes with an initial principal amount of $264.9 million, $268.6 million and $330.6 million at a discount and a mandatory 3-year call date of June 2026, February 2027 and August 2027, respectively. We have the option to redeem the notes at any time prior to the mandatory call date, at a 1% premium for a specified period of time after issuance (generally one year) and at par value thereafter. The notes have a stated interest rate of 3.0%, 3.0%, and 5.0%, respectively. Payments of interest and principal are made from available funds from a pool of reverse mortgage buyout loans and REOs in accordance with the indenture priority of payments. Also see Note 2 – Securitizations and Variable Interest Entities. OLIT issued additional notes in July 2025, see Note 23 – Subsequent Events.
(4)The weighted average interest rate excludes the effect of the amortization of discount, debt issuance costs, and prepaid lender fees. At June 30, 2025 and December 31, 2024, unamortized prepaid lender fees were $1.4 million and $1.0 million, respectively, and are included in Other assets in our consolidated balance sheets. At June 30, 2025 and December 31, 2024, 1-Month (1M) Term Secured Overnight Financing Rate (SOFR) was 4.32% and 4.33%, respectively.

MSR Financing Facilities			Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	June 30, 2025	December 31, 2024
$750 million GSE MSR financing facility (2)	MSRs	September 2025	—	132.5	617.5	415.1
$400 million Ginnie Mae MSR financing facility (3)	MSRs, Advances	February 2026	131.5	—	268.5	244.7
$70 million PLS MSR financing facility (4)	MSRs	February 2026	6.1	—	63.9	—
$250 million GSE MSR financing facility (5)	MSRs	May 2027	$—	$2.0	$248.0	$249.5
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1	MSRs	February 2028	—	—	20.8	23.1
Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 (6)	MSRs	February 2025	—	—	—	25.6
Total MSR financing facilities			$137.6	$134.6	1,218.6	958.0
Unamortized debt issuance costs - PLS facilities (7)					—	(0.1)
Total MSR financing facilities, net					$1,218.6	$957.9

Weighted average interest rate (7)					7.27%	7.18%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $3.9 million of the remaining borrowing capacity could be used at June 30, 2025 based on the amount of eligible collateral that was pledged and could be financed on a committed basis.
(2)Our obligations under this facility are secured by a lien on certain GSE MSRs. Onity guarantees the obligations under this facility. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. In May 2025, the facility was extended to PAS with similar terms to the existing facility with an aggregate borrowing capacity of $650.0 million, that was further increased to $750.0 million in June 2025.
(3)Our obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and servicing advances. Onity guarantees the obligations under the facility. We are subject to daily margining requirements under the terms of the facility. In February 2025, the maturity date was extended to February 2026. In June 2025, the borrowing capacity was increased to $400.0 million from $300.0 million.
(4)The final payment on the PLS Notes (see (6) below) was made from proceeds received on this new $70.0 million repurchase agreement entered into in February 2025 with a maturity date of February 2026, pursuant to which PHH sold the membership interest certificate representing 100% of the limited liability company interests in PLS Issuer and agreed to repurchase such membership interest certificate at a specified future date at the price set forth in the repurchase agreement. Onity guarantees the obligations of PHH under the facility subject to the terms and conditions set forth in the guaranty secured by a lien on the related PLS MSRs. See Note 2 – Securitizations and Variable Interest Entities for additional information.
(5)This facility is secured by a lien on certain of our GSE MSRs and is subject to daily margining requirements. In February 2025, the borrowing capacity was reduced to $250.0 million from $400.0 million and the maturity date was modified to June 30, 2025. In May 2025, we repaid the amount due under the existing PHH facility and PAS entered into a new facility with similar terms, including the same borrowing capacity and maturity date of May 2027. Onity guarantees the obligations under the facility.
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
(7)Weighted average interest rate excludes the effect of the amortization of debt issuance costs and prepaid lender fees. At June 30, 2025 and December 31, 2024, unamortized prepaid lender fees related to revolving-type MSR financing facilities were $3.3 million and $2.1 million, respectively, and are included in Other assets in our consolidated balance sheets.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			June 30, 2025	December 31, 2024
Senior Notes Due 2029	9.875%	November 2029	$500.0	$500.0
Less:
Unamortized discount and debt issuance costs			(11.5)	(12.6)
Senior notes, net			$488.5	$487.4
(1)Excludes the effect of the amortization of debt issuance costs and discount.
On November 6, 2024, PHH Corporation issued $500.0 million aggregate principal amount of 9.875% Senior Notes due November 1, 2029 (Senior Notes Due 2029) at a price of 99.556% of the principal amount in a syndicated private placement. Interest on the Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2025, and principal is due at maturity. The Senior Notes are guaranteed by Onity and certain wholly-owned subsidiaries including PMC and PAS) (collectively “restricted subsidiaries”). The Senior Notes are secured by the equity interests of the restricted subsidiaries and any Available Cash in excess of Agency Requirements, as defined.
On or after November 1, 2026, PHH Corporation may redeem some or all of the Senior Notes at its option at the following redemption prices, plus accrued and unpaid interest:

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
Credit Ratings
On October 21, 2024, Moody’s assigned a Caa1 rating to the $500 million PHH Corporation Senior Notes due in 2029. Moody’s also assigned a B3 corporate family rating to Onity and withdrew the B3 corporate family rating of PHH Mortgage Corporation. The entities’ outlooks are stable.
On October 21, 2024, S&P assigned a B- rating to the $500 million PHH Corporation Senior Notes due in 2029. S&P also affirmed the B- rating of Onity with a Stable Outlook.
Covenants
Under the terms of our debt agreements in effect as of June 30, 2025, we are subject to various affirmative and negative covenants. Collectively, these covenants include:
•Financial covenants, including, but not limited to, specified levels of net worth, liquidity and leverage;
•Covenants to operate in material compliance with applicable laws;
•Restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional forms of debt, paying dividends or making distributions on or purchasing equity interests of Onity and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Onity and its subsidiaries or of PHH Corporation, PHH or PAS and their respective subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates;
•Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying certain debt agreements; and

•Requirements to provide audited financial statements within specified timeframes, including requirements that Onity’s financial statements and the related audit report be unqualified as to going concern.
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at June 30, 2025 is a minimum of $275.0 million and $125.0 million, tangible net worth for Onity and PHH, respectively. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at June 30, 2025 is for a minimum of $70.3 million and $20.0 million for Onity and PHH, respectively. None of our debt agreements have any tangible net worth or liquidity requirements at PAS due to the guarantee of Onity. See Note 20 – Regulatory Requirements for our regulatory capital and liquidity requirements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.
Collateral
Our assets pledged as collateral for secured borrowings are as follows at June 30, 2025. Assets may also be subject to other liens or restrictions under various agreements.

	Assets	Pledged Assets	Collateralized Financings (8)	Liability Categories
Cash (1)	$194.3	$—	$—	n/a (1)
Restricted cash (2)	62.3	29.7	—	Multiple
Owned MSRs, excluding ESS (3)(5)	1,724.0	1,731.8	1,182.8	MSR financing facilities
Transferred MSRs, including ESS (4)	908.7	908.7	818.1	Other financing liabilities
Advances, net (5)	461.4	439.8	378.3	Advance match funded liabilities and MSR financing facilities
Loans held for sale	2,048.3	2,001.7	1,993.1	Mortgage loan financing facilities
Loans held for investment - securitized (6)	10,341.3	10,341.3	10,253.1	HMBS related borrowings
Loans held for investment - unsecuritized	129.5	86.1	76.6	Mortgage loan financing facilities
Receivables, net	204.6	98.9	101.1	Mortgage loan financing facilities
REO (Other assets)	48.3	42.3	49.1	Mortgage loan financing facilities
Total (7)	$16,122.5	$15,680.2	$14,852.2
(1)Includes $171.0 million Available Cash held by Regulated Subsidiary Guarantors, as defined, pursuant to the Senior Notes Due 2029.
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
(5)$35.8 million drawn under the $400.0 million Ginnie Mae MSR financing facility is used to finance Ginnie Mae related advances.
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
(7)The total of selected assets disclosed in the above table does not represent the total consolidated assets of Onity. For example, the total excludes contingent loan repurchase asset, premises and equipment and certain other assets.
(8)Amounts represent UPB and fair value for borrowings accounted for at amortized cost and fair value, respectively.

Note 13 – Other Liabilities

	June 30, 2025	December 31, 2024
Servicing-related obligations	$61.4	$65.1
Checks held for escheat	56.0	54.1
Other accrued expenses	54.8	78.4
Due to Rithm - Advance collections and servicing fees	49.2	63.4
Derivatives, at fair value - See Note 15	26.8	27.6
Liability for indemnification obligations	26.3	30.5
Accrued legal fees and settlements	24.5	16.0
Accrued interest payable	21.5	13.4
Lease liability	8.1	9.0
Liability for unfunded pension obligation and gratuity plans	8.1	7.4
MSR purchase price holdback	7.4	11.0
Mortgage insurance premium payable	6.8	7.5
Derivative related payables	4.4	15.2
Excess servicing fee spread payable	2.0	2.2
Income taxes payable	1.5	1.0
Liability for uncertain tax positions (1)	—	13.3
Other	6.1	5.3
	$365.0	$420.6
(1)See Note 17 - Income Taxes

Note 14 – Stockholders’ Equity
In 2021, in connection with certain transactions with Oaktree Capital Management L.P. and certain affiliates, including managed investment funds and accounts (collectively Oaktree), we issued to Oaktree warrants to purchase 1,184,768 and 261,248 shares of our common stock at a price per share of $26.82 and $24.31, that may be exercised at any time through March 4, 2027 and May 3, 2025, respectively, in cash or pursuant to a cashless exercise, as defined. The warrants were reported within Stockholders’ Equity with an aggregated $20.8 million allocated fair value.
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

Note 15 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during any of the periods presented.

	June 30, 2025			December 31, 2024
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward sales of Reverse loans	July 2025	$25.0	$—	January 2025	$60.0	$0.4
Forward loans IRLCs	July 2025 - October 2025	1,976.6	17.1	N/A	—	—
Reverse loans IRLCs	August 2025 - September 2025	33.0	1.0	February 2025	25.6	0.2
TBA forward MBS trades	July 2025 - September 2025	1,032.5	7.3	January - March 2025	1,391.1	10.0
Forward sales of Forward loans	N/A	—	—	January 2025	215.0	1.5
Interest rate futures	September 2025	1,350.0	15.8	March 2025	225.0	3.2
Total		$4,417.0	$41.2		$1,916.6	$15.4
Derivative Liabilities (Other liabilities)
Forward loans IRLCs	N/A	$—	$—	January - May 2025	$1,311.6	$(0.7)
Forward sales of Reverse loans	July 2025	10.0	(0.1)	NA	—	—
TBA forward MBS trades	July 2025 - September 2025	2,538.1	(22.4)	January - February 2025	789.0	(5.0)
Forward sales of Forward loans	July 2025	180.0	(1.2)	N/A	—	—
Interest rate futures	September 2025	300.0	(3.2)	March 2025	875.0	(21.9)
Total		$3,028.1	$(26.8)		$2,975.6	$(27.6)
The table below summarizes the net gains and losses of our derivative instruments recognized in our unaudited consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,		Financial Statement Line
Gain (Loss)	2025	2024	2025	2024
Derivative Instruments
Forward loans IRLCs	$8.9	$(1.0)	$17.8	$(1.6)	Gain on loans held for sale, net
Reverse loans IRLCs	(0.2)	0.1	0.8	0.1	Gain on reverse loans held for investment and HMBS-related borrowings, net
Forward trades (economically hedging forward pipeline trades and EBO pipeline)	(1.1)	0.3	(2.8)	—	Gain on loans held for sale, net (Economic hedge)
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	(5.6)	4.8	(25.4)	9.7	Gain on loans held for sale, net (Economic hedge)
Interest rate futures, TBA trades and interest rate option contracts	(5.5)	(50.6)	15.3	(104.3)	MSR valuation adjustments, net
Forward sales of Reverse loans	0.1	(0.2)	(0.5)	0.1	Gain on reverse loans held for investment and HMBS-related borrowings, net
Total	$(3.4)	$(46.7)	$5.3	$(96.0)

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
The hedge coverage ratio, defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) is subject to lower and upper target thresholds under our policy. We regularly evaluate the hedge coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, liquidity impacts under shock scenarios and other factors. As the market dictates, management may choose to maintain the hedge coverage ratio at different thresholds, with approval of the Market Risk Committee, in order to preserve liquidity, improve hedge effectiveness and/or optimize asset returns.
Effective December 2023, we established a targeted hedge coverage ratio range between 95% and 105%. In April 2024, we changed the risk measure to a dollar DV01 that resulted in an equivalent range of approximately 90% to 110%. In May 2025, we established a new targeted hedge coverage ratio of 85% with a range between 80% and 100%.
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
Pipeline Hedging - Interest Rate Lock Commitments and Loans Held for Sale, at Fair Value
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 75 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 to 30 days. Loans held for sale are generally funded and sold within 5 to 30 days. This interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, to preserve the initial gain on sale margin at lock date. Actual fair value changes of derivatives may not fully offset fair value changes of the IRLCs and loans due to many factors including basis risk or market volatility, We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net or Gain on reverse loans held for investment and HMBS-related borrowings, net in our consolidated statements of operations.

Note 16 – Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Mortgage loan financing facilities	$31.8	$24.8	$57.9	$43.5
MSR financing facilities	21.6	19.6	40.2	37.5
Senior Notes Due 2029	12.9	—	25.7	—
Advance match funded liabilities	7.8	9.3	15.7	19.8
Onity Senior Secured Notes (1)	—	11.4	—	22.6
PMC Senior Secured Notes	—	6.5	—	13.9
Escrow	1.6	1.4	3.3	3.2
	$75.6	$73.1	$142.7	$140.5
(1)Notes issued to Oaktree affiliates

Note 17 - Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax expense (benefit)	$1.3	$3.0	$(11.7)	$4.7
Income before income taxes	$22.8	$13.5	$32.0	$45.3
Effective tax rate	5.8%	22.2%	(36.6)%	10.3%

The $11.7 million income tax benefit for the six months ended June 30, 2025 includes the recognition of a $13.3 million benefit due to the favorable resolution of a prior-year uncertain tax position during the three months ended March 31, 2025.
Our annual effective tax rate is generally lower than the 21% federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets ($179.8 million as of December 31, 2024). The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income. We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we give more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. Other factors considered in these evaluations are future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted. We determined that a full valuation allowance at June 30, 2025 remained appropriate.
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
On July 4, 2025, the reconciliation bill commonly referred to as the “One Big Beautiful Bill Act” (OBBBA) was signed into law. The OBBBA includes significant amendments to the Internal Revenue Code including, but not limited to, the restoration of 100% bonus depreciation, the reinstatement of expensing for domestic research and experimental (R&E) expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules for global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), and the expansion of Section 162(m) executive compensation aggregation requirements. Onity is currently evaluating the potential impact of this legislation on its consolidated financial statements, including effects on current and deferred taxes. Onity has not yet completed its evaluation of the tax impacts of this new legislation, but the impacts are not expected to be material.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per share
Net income attributable to common stockholders	$20.5	$10.5	$41.6	$40.6

Weighted average shares of common stock outstanding	8,021,182	7,821,128	7,947,992	7,766,331

Basic earnings per share	$2.55	$1.34	$5.23	$5.23

Diluted earnings per share
Net income attributable to common stockholders	$20.5	$10.5	$41.6	$40.6

Weighted average shares of common stock outstanding	8,021,182	7,821,128	7,947,992	7,766,331
Effect of dilutive elements
Common stock warrants	285,410	3,713	254,984	36,148
Stock option awards	87	—	62	—
Common stock awards	227,948	93,831	283,120	179,950
Dilutive weighted average shares of common stock	8,534,627	7,918,672	8,486,158	7,982,429

Diluted earnings per share	$2.40	$1.33	$4.90	$5.09

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	17,799	264,110	19,729	148,027
Market-based (2)	22,565	64,085	22,565	64,085
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

Financial information for our segments prepared under GAAP is as follows:
	Three Months Ended June 30, 2025
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$211.3	$—	$—	$211.3
Gain on reverse loans held for investment and HMBS-related borrowings, net	5.9	6.1	—	11.9
Gain (loss) on loans held for sale, net	(5.0)	15.4	—	10.4
Other revenue, net	5.0	8.0	—	13.0
Revenue	217.1	29.5	—	246.6

MSR valuation adjustments, net	(31.4)	4.2	—	(27.3)

Operating expenses
Compensation and benefits	22.9	13.8	24.2	60.9
Servicing and origination	10.5	2.6	(0.1)	13.0
Technology and communications	7.5	2.3	5.7	15.5
Professional services	1.1	0.5	6.8	8.4
Occupancy, equipment and mailing	6.9	0.8	0.4	8.1
Corporate overhead allocations	13.1	3.9	(17.0)	—
Other expenses	0.6	1.7	1.3	3.7
Operating expenses	62.6	25.6	21.3	109.5

Other income (expense):
Interest income	11.7	19.4	1.1	32.1
Interest expense	(51.1)	(18.3)	(6.3)	(75.6)
Pledged MSR liability expense	(43.0)	—	—	(43.0)
Other, net	(0.2)	(0.1)	(0.1)	(0.4)
Other income (expense), net	(82.7)	1.0	(5.3)	(87.0)

Income (loss) before income taxes	$40.4	$9.0	$(26.6)	$22.8

	Three Months Ended June 30, 2024
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$210.1	$0.7	$—	210.8
Gain on reverse loans held for investment and HMBS-related borrowings, net	2.8	5.7	—	8.5
Gain (loss) on loans held for sale, net	(0.2)	16.7	—	16.5
Other revenue, net	4.4	6.2	—	10.6
Revenue	217.2	29.2	—	246.4

MSR valuation adjustments, net	(35.8)	3.1	—	(32.7)

Operating expenses
Compensation and benefits	24.5	11.3	19.2	55.0
Servicing and origination	11.2	2.3	0.5	13.9
Technology and communications	6.2	1.7	5.0	13.0
Professional services	2.8	0.5	7.4	10.7
Occupancy, equipment and mailing	6.6	0.5	0.4	7.5
Corporate overhead allocations	10.8	4.3	(15.0)	—
Other expenses	0.9	1.4	1.5	3.9
Operating expenses	63.1	22.0	18.9	104.0

Other income (expense):
Interest income	7.2	14.2	1.1	22.5
Interest expense	(47.0)	(14.9)	(11.2)	(73.1)
Pledged MSR liability expense	(46.1)	—	—	(46.1)
Gain on extinguishment of debt	—	—	—	—
Earnings of equity method investee	3.1	—	—	3.1
Other, net	(2.9)	(0.2)	0.4	(2.7)
Other income (expense), net	(85.7)	(0.9)	(9.6)	(96.2)

Income (loss) before income taxes	$32.6	$9.4	$(28.5)	$13.5

	Six Months Ended June 30, 2025
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$414.6	$—	$—	$414.6
Gain on reverse loans held for investment and HMBS-related borrowings, net	22.8	12.9	—	35.7
Gain (loss) on loans held for sale, net	(8.8)	31.0	—	22.2
Other revenue, net	9.7	14.2	—	23.9
Revenue	438.3	58.1	—	496.4

MSR valuation adjustments, net	(73.3)	7.2	—	(66.2)

Operating expenses
Compensation and benefits	46.0	26.2	46.1	118.4
Servicing and origination	22.2	3.7	0.1	26.0
Technology and communications	14.9	4.3	11.2	30.5
Professional services	7.4	1.0	22.7	31.0
Occupancy, equipment and mailing	14.1	1.5	0.7	16.3
Corporate overhead allocations	25.5	7.8	(33.4)	—
Other expenses	1.1	3.2	2.9	7.2
Operating expenses	131.2	47.9	50.4	229.4

Other income (expense):
Interest income	23.5	32.7	2.1	58.3
Interest expense	(98.9)	(31.0)	(12.7)	(142.7)
Pledged MSR liability expense	(85.0)	—	0.1	(84.9)
Other, net	0.3	(0.5)	0.7	0.4
Other income (expense), net	(160.2)	1.2	(9.8)	(168.8)

Income (loss) before income taxes	$73.5	$18.6	$(60.2)	$32.0

	Six Months Ended June 30, 2024
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$414.3	$1.0	$—	$415.3
Gain on reverse loans held for investment and HMBS-related borrowings, net	11.4	12.5	—	23.9
Gain on loans held for sale, net	1.7	25.7	—	27.4
Other revenue, net	8.8	10.0	—	18.8
Revenue	436.2	49.3	—	485.5

MSR valuation adjustments, net	(48.3)	4.0	—	(44.3)

Operating expenses
Compensation and benefits	49.8	21.5	37.3	108.6
Servicing and origination	24.4	3.7	0.8	29.0
Technology and communications	12.3	3.4	9.9	25.7
Professional services	9.9	0.8	12.0	22.8
Occupancy, equipment and mailing	13.5	1.0	0.8	15.2
Corporate overhead allocations	21.7	8.2	(29.9)	—
Other expenses	2.0	2.4	2.8	7.2
Operating expenses	133.6	41.0	33.7	208.4

Other income (expense):
Interest income	13.9	23.8	2.3	40.0
Interest expense	(92.8)	(25.3)	(22.4)	(140.5)
Pledged MSR liability expense	(91.1)	—	0.1	(91.0)
Gain on extinguishment of debt	—	—	1.4	1.4
Earnings of equity method investee	5.8	—	—	5.8
Other, net	(3.4)	(0.3)	0.4	(3.4)
Other income (expense), net	(167.6)	(1.7)	(18.2)	(187.5)

Income (loss) before income taxes	$86.7	$10.5	$(51.9)	$45.3

Total Assets	Servicing	Originations	Corporate	Business Segments Consolidated
June 30, 2025	$14,685.7	$1,615.1	$230.5	$16,531.3
December 31, 2024	15,242.5	945.0	247.9	16,435.4

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
Regulatory capital and liquidity requirements
We are subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, daily liquidity requirements, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. Net worth and liquidity regulatory requirements are generally based on the UPB of serviced assets.
Our licensed entities are required to maintain a 6% minimum ratio of tangible net worth to total assets (leverage ratio) pursuant to Agency rules. As issuer of HMBS, PHH received an exemption to exclude securitized reverse mortgage loans held for investment pledged to HMBS ($10.3 billion at June 30, 2025) from total assets in the computation of the leverage ratio due to the “lack of true sale accounting treatment of the HMBS Program” as per the Ginnie Mae guide.
PHH is required to maintain a minimum of 6% risk-based capital ratio (RBCR) pursuant to Ginnie Mae’s risk-based capital requirements. Ginnie Mae issued PHH a waiver extending the deadline by which PHH must meet the RBCR requirements to October 1, 2025. In the second quarter of 2025, in order to achieve and maintain compliance with the Ginnie Mae RBCR requirements, PHH transferred certain GSE MSR investment activities previously conducted by PHH to a dedicated licensed entity PAS, a wholly-owned subsidiary of PHH Corporation, with PHH retaining the subservicing. As of June 30, 2025, we believe PHH was in compliance with RBCR requirements.
We believe our licensed entities were in compliance with all of their minimum net worth and liquidity requirements, as defined, at June 30, 2025. The most restrictive of the various net worth and liquidity requirements for licensing and seller/servicer obligations were as follows for our licensed entities at June 30, 2025:

	Required	Reported
Net worth
PHH	$300.0	354.3
PAS	256.6	301.0
Liquidity (4)
PHH - FHFA (1)	65.8	151.2
PHH - Ginnie Mae (2)	71.5	523.1
PAS - FHFA (3)	80.7	221.9
(1)Reported liquidity includes $103.6 million cash and $47.6 million of additional eligible liquidity, defined by the FHFA as 50 percent of the unused portion of committed Agency servicing advance facilities.
(2)Reported liquidity includes Servicing advances as eligible liquidity pursuant to Ginnie Mae’s liquidity requirements.
(3)Reported liquidity includes $67.4 million cash and $154.5 million of additional eligible liquidity, defined by the FHFA as 50 percent of the unused portion of committed Agency servicing advance facilities.

(4)The liquidity displayed in the above table reflects liquidity measures as defined by regulators that differ from liquidity available to finance the business. At June 30, 2025, our total liquidity of $218.1 million included $194.3 million of unrestricted cash and $23.8 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral.
New York Department of Financial Services (NY DFS)
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
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $3.0 billion at June 30, 2025. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the six months ended June 30, 2025, we funded $157.0 million out of the $3.1 billion borrowing capacity as of December 31, 2024. We also had short-term commitments to lend $2.0 billion and $33.0 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at June 30, 2025. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, also referred to as warehouse lines, prior to their respective securitization.
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of a reverse mortgage loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). The table below provides the breakdown of the portfolio UPB with respect to the percentage of the MCA at June 30, 2025.

Securitized HECM loans at less than 92% MCA	$8,602.6
Securitized HECM loans at equal to or greater than 92% and less than 95% MCA	505.8
Securitized HECM loans at equal to or greater than 95% MCA and less than 98% MCA	615.8
Total Securitized HECM loans UPB	$9,724.2
For the six months ended June 30, 2025 and 2024, we repurchased HECM loans from Ginnie Mae securitizations in the amount of $273.1 million and $81.2 million, respectively. Activity with regard to HMBS repurchases for the six months ended June 30, 2025 is as follows:

	Active (2)	Inactive	Total
Beginning balance	$68.5	$159.5	$228.0
Additions	172.2	100.9	273.1
Recoveries, net (1)	(136.4)	(29.2)	(165.6)
Transfers	6.6	(6.6)	—
Changes in value	0.3	(7.2)	(6.9)
Ending balance	$111.4	$217.3	$328.7
(1)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
(2)Excludes $760.9 million UPB in loans directly assigned to HUD from the underlying Ginnie Mae securities without a cash repurchase from us.
Client Concentration
Our Servicing segment has exposure to concentration risk and client retention risk.
For the six months ended June 30, 2025, servicing and subservicing fees from Rithm amounted to $41.6 million, or 13% of total servicing and subservicing fees (excluding ancillary income), and the related Rithm Pledged MSR liability expense amounted to $18.6 million. As of June 30, 2025, Rithm represented $33.8 billion, or 11% of the UPB and 20% of the loan count of our total servicing and subservicing portfolio, and approximately 59% of all delinquent loans that Onity services. Our subservicing agreements with Rithm provide for automatic one-year renewals, unless Onity or Rithm provide advance notice of termination. During the three months ended March 31, 2025 Rithm exercised their previously agreed right to transfer up to 15% of the mortgage loans to another subservicer and transferred $5.7 billion in UPB to its own servicing platform, with an additional $1.8 billion in UPB expected to deboard in the fourth quarter of 2025.
If Rithm exercises its right to terminate the subservicing agreements for convenience by November 1, 2025 or for cause at any time, we might need to right-size certain aspects of our servicing business as well as the related corporate support functions, and we may need to adjust our daily liquidity management due to the reduction of servicing float balances associated with the Rithm agreements. Also refer to Note 8 — Other Financing Liabilities, at Fair Value and Note 13 – Other Liabilities.

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

Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by borrowers, regulatory agencies (discussed further under “Regulatory” below), current or former employees, those brought on behalf of various classes of claimants, and those brought derivatively on behalf of Onity against certain current or former officers and directors or others, and those brought under the False Claims Act by private citizens on behalf of the U.S. In addition, we may be a party or potential party to threatened or pending legal proceedings involving fair-housing advocates; current and former commercial counterparties and market competitors, including, among others, claims related to the sale or purchase of loans, MSRs or other assets, and breach of contract actions; parties on whose behalf we service or serviced mortgage loans; parties who provide ancillary services including property preservation and other post-foreclosure related services; applicable taxing authorities; and parties who provide or provided consulting, subservicing, or other services to Onity.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $24.5 million at June 30, 2025. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at June 30, 2025.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and similar state statutes. We are currently defending a class action lawsuit challenging, under state and federal law, our practice of charging borrowers a fee to use certain optional payment methods, in Jones v. PHH Mortg. Corp., et al. (D. NJ), which we moved to dismiss. In July 2024, the court granted the motion in part, dismissing the majority of the claims. Onity filed an answer to the surviving claims in August 2024. In October 2024, Knapp v. PHH Mortg. Corp., et al. (D. OR) was filed in state court in Oregon. We removed the matter to federal court in Oregon in November 2024, and filed our motion to dismiss the complaint in December 2024. In April 2025, the assigned magistrate judge issued findings and a recommendation that the Court deny our motion; in May, we filed objections to the recommendation and sought a de novo review. On July 17, 2025, following oral argument before the court, the plaintiff voluntarily dismissed its case. In February 2025, Smith-Fowler v. PHH Mortgage Corp. (D.D.C) was filed in federal court in Washington, D.C. We filed a motion to dismiss the complaint in May 2025, which remains pending. In addition, between November 2022 and June 2023, we settled the previously disclosed cases of Morris v. PHH Mortg. Corp., et al. (S.D. FL), Torliatt v. PHH Mortg. Corp., et al. (N.D. CA), Thacker v. PHH Mortg. Corp., et al. (N.D. WV), Forest v. PHH Mortg. Corp., et al. (D. RI), and Williams v. PHH Mortg. Corp., et al. (S.D. TX).
In addition, we continue to be involved in legacy matters arising prior to Onity’s October 2018 acquisition of PHH Corporation, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH Corporation and related entities alleging that PHH Corporation’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH asserted numerous legal defenses against the claims. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH Corporation’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. In January 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, and in February 2023 that court reversed and remanded for further proceedings. Following additional proceedings, on March 19, 2025, the parties reached an agreement in principle to settle the litigation. We are in the process of negotiating a term sheet and long-form settlement agreement. Our current accrual with respect to this matter is included in the $24.5 million legal and regulatory accrual referenced above. At this time, Onity is unable to predict the outcome of this lawsuit if the court does not approve the settlement. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
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
As previously disclosed, we are in ongoing litigation with the United States Virgin Islands (“USVI”) regarding our entitlement to refunds of income taxes paid in prior years, plus accrued interest. The USVI is defending against such claims and contesting that such refunds are owed. See Note 10 – Receivables. On April 30, 2025, the USVI filed an additional lawsuit in the Superior Court of the Virgin Islands against us alleging that we did not meet the conditions for receiving benefits under our Economic Development Commission Certificate. We have filed a motion to remove that matter to federal court and a motion to dismiss it, both of which remain pending. We intend to vigorously pursue our rights with respect to these various matters. Onity is unable to predict the outcome of the matters, the possible loss or range of loss, if any, associated with the resolution of such matters, or the potential impact on us or our operations. If our efforts to settle or defend these matters are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected.
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
We regularly receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our licensed servicing and lending businesses, as well as from state attorneys general, the CFPB and other federal agencies, including the Department of Justice, HUD and various inspectors general. For example, we have received requests regarding the charging of certain fees to borrowers (including our practice of charging borrowers a fee to use certain optional payment methods, or “convenience fees”); the post-boarding process to verify loan and payment terms are properly implemented, calculated, and applied; bankruptcy practices; COVID-19-related forbearance and post-forbearance options; and Homeowner Assistance Fund participation and implementation. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits, and engage with us on various matters. For example, we are currently engaged with several regulators related to borrower convenience fees and we recently resolved one such matter with HUD, which requires us to credit/refund consumers for convenience fees charged on FHA-insured loans since May 1, 2020. We have in the past resolved, and may in the future resolve, these or other matters via consent orders, payments of monetary amounts and other agreements in order to settle issues identified in connection with examinations or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition. Our current accrual with respect to these matters is included in the $24.5 million legal and regulatory accrual referenced above.
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
At June 30, 2025 and June 30, 2024, we had outstanding representation and warranty repurchase demands of $37.8 million UPB (122 loans) and $24.5 million UPB (69 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.

The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Six Months Ended June 30,
	2025	2024
Beginning balance (1)	$27.4	$32.9
Provision for (reversal of) representation and warranty obligations	(2.1)	(1.0)
Provision for representation and warranty obligations - New production liability	1.5	0.9
Charge-offs and other (2)	(3.9)	0.2
Ending balance (1)	$23.0	$33.0
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
Note 23 – Subsequent Events
On July 10, 2025, we purchased a portfolio of government-insured reverse mortgage loan buyouts for $100.4 million. The purchased assets included reverse loans held for sale, claim receivables from HUD and real estate properties. The purchased assets were financed along with other owned buyouts through a private placement securitization referred to as OLIT 2025-HB1 with total proceeds of $309.5 million. The senior and mezzanine class Notes were issued to third parties with an initial principal balance of $322.5 million at a discount of $13.1 million, with a stated interest rate of 3% and a mandatory three-year call date. Refer to Note 2 – Securitizations and Variable Interest Entities and Note 12 – Borrowings for further details on our OLIT securitization program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts and unless otherwise indicated. Amounts may not add in certain tables due to rounding.)

OVERVIEW
General
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. PHH is one of the largest non-bank servicers in the country based on UPB, focused on delivering a variety of servicing and lending programs. PHH is also one of the largest correspondent lenders in the U.S. based on origination UPB. Liberty is one of the nation’s largest reverse mortgage lenders and servicers based on origination and securitization UPB, dedicated to education and providing loans that help customers meet their personal and financial needs by drawing upon their home equity. We serviced or subserviced 1.4 million loans with a total UPB of $309.5 billion on behalf of more than 3,900 investors and 122 subservicing clients as of June 30, 2025. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements.

Volume Overview
The table below summarizes the volume of Originations by channel on a current and comparative basis. The volume of Originations is a key driver of the profitability of our Originations segment, along with margins, and also a key driver of the replenishment and growth of our Servicing segment. In the second quarter of 2025, we added $15.2 billion of new volume, with $5.5 billion of subservicing additions, $9.4 billion of new Originations production and $0.3 billion bulk acquisitions, as further detailed in the below table.

$ In billions	UPB				$ Change
	Three Months Ended		Six Months Ended		Q2 2025 vs. Q1 2025	YTD 2025 vs. YTD 2024
	June 30,	March 31,	June 30,	June 30,
	2025	2025	2025	2024
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$0.4	$0.3	0.7	$0.3	$0.1	$0.4
Correspondent MSR (1)	5.3	3.8	9.1	6.8	1.5	2.3
Flow and Agency Cash Window MSR purchases (2)	3.6	2.8	6.3	4.1	0.8	2.2
Reverse mortgage servicing (3)	0.2	0.2	0.3	0.3	—	—
Total Originations production	9.4	7.0	16.4	11.5	2.4	4.9
Bulk MSR purchases	0.3	4.9	5.1	1.1	(4.6)	4.1
Total servicing additions	9.7	11.9	21.6	12.6	(2.2)	9.0
Interim forward subservicing	2.8	2.2	5.0	3.7	0.6	1.3
Other new subservicing	2.6	2.7	5.3	25.7	—	(20.3)
Total Subservicing additions (4)	5.5	4.9	10.4	29.4	0.6	(19.0)
Total servicing and subservicing UPB additions	$15.2	$16.8	32.0	$42.0	$(1.6)	$(10.0)
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

The following table summarizes the average volume of our Servicing segment, on a current and comparative basis. The average servicing volume is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans or servicing and subservicing also drive the amount and timing of gross revenue and expenses. Our average total servicing and subservicing UPB increased by $2.5 billion or 0.8% during the second quarter of 2025 compared to the prior quarter (3.3% annualized) and increased by $8.4 billion or 2.8% as compared to the prior year six months, net of runoff. For comparison purposes, the total industry mortgage debt outstanding increased 2.6% quarter over quarter (annualized) and 2.8% year over year (source: Mortgage Bankers Association (MBA) Mortgage Finance Forecast as of July 17, 2025).

$ In billions	Average UPB				$ Change
	Three Months Ended		Six Months Ended		Q2 2025 vs. Q1 2025	YTD 2025 vs. YTD 2024
	June 30,	March 31,	June 30,	June 30,
	2025	2025	2025	2024
Owned MSR	$139.8	$134.1	$136.9	$122.7	$5.8	$14.1
Subservicing (including reverse subservicing)	69.8	67.3	68.5	58.9	2.5	9.7
MAV	40.1	40.8	40.4	54.1	(0.7)	(13.6)
Rithm	34.2	39.4	37.1	44.1	(5.1)	(7.0)
Other MSR capital partners	10.2	10.0	10.1	8.7	0.2	1.4
Reverse mortgage loans (owned)	11.6	11.9	11.8	8.2	(0.3)	3.6
Other servicing (including whole loans)	1.2	0.9	1.1	0.8	0.3	0.3
Total servicing and subservicing UPB (average)	$307.0	$304.5	$305.9	$297.5	$2.5	$8.4
As of June 30, 2025 and March 31, 2025, the total servicing and subservicing UPB amounted to $309.5 billion and $304.6 billion, respectively, a net increase of $4.9 billion or 1.6% (6.4% annualized).
Market Update
The following table presents key market interest rates which are important drivers of our businesses. As further discussed, the 30-year fixed rate mortgage is a key driver of Originations volume and prepayments in Servicing, the 10-year Treasury rate is a key benchmark for MSR valuation and hedging activities, and the 1-month SOFR is a key benchmark for the profitability of our Servicing segment (including float earnings and asset-backed financing cost).

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2025	2025	2025	2024
30-year fixed rate mortgage (FRM) (1)
Average	6.78%	6.83%	6.81%	6.86%
End of period	6.77%	6.65%	6.77%	6.86%

10-year Treasury rate (end of period)	4.24%	4.23%	4.24%	4.36%

1-month Term SOFR (average)	4.32%	4.32%	4.32%	5.33%
(1)Source: Freddie Mac PMMS - Primary Mortgage Market Survey
The average 30-year fixed rate mortgage rate was mostly flat for all periods presented at elevated levels relative to the past decade, impacting borrower affordability and overall origination market volumes. The average 30-year fixed rate mortgage between 2015 to 2024 was 4.85% excluding the 2020 and 2021 years impacted by Covid 19.
In 2024, the Federal Reserve reduced its federal funds target rate a total of 1 percentage point between September and December 2024 (50-basis point reduction in September and two consecutive 25-basis point reductions in November and December). In the first half of 2025, the Federal Reserve kept the federal funds rate unchanged. The 1-month SOFR largely followed the Federal Reserve actions in 2024, as illustrated in the below graph, resulting in a 101 basis points decline year over year, and remained flat in its quarterly average in 2025.

As further illustrated in the below graph, the 10-year Treasury rate remained mostly flat in the second quarter 2025 and declined 35 basis points in the first quarter of 2025. The 10-year Treasury rate declined 34 basis points during the six months ended June 30, 2025 compared to an increase of 48 basis points during the same period of 2024.
The following graph compares market interest rates over the current and comparative periods:
In April 2025, capital markets experienced a sharp, temporary rise in volatility. Interest rate volatility spiked in early April 2025, as measured by the Intercontinental (ICE) Bank of America/Merrill Lynch Option Volatility Estimate (MOVE) Index, raising to 140 in April 2025 and returning in May-June 2025 to the 90-100 range or levels observed in the first quarter of 2025.
Another key driver of our Originations business is the overall mortgage origination market volume, that is sensitive to home sales and home prices and other macroeconomic conditions, such as gross domestic product and unemployment. We source a large part of our Originations volume from Correspondent lenders and the industry volume is a relevant benchmark. The following graphs present the average of industry volumes (in $ billions) released by the MBA and Fannie Mae in the current and comparative periods. The average industry volume grew 42% quarter over quarter (Q2’25 vs Q1’25), largely driven by seasonality, and 23% year over year (Q2’25 vs Q2’24), largely driven by the impact of interest rates on refinance. On a year-to-date basis, the average industry volume grew 16% in the first six months of 2025 as compared with the first six months of 2024. Comparatively, our Originations volumes (Correspondent and Consumer Direct channels) grew 39% in the second quarter of 2025 vs first quarter of 2025 and 32% vs second quarter of 2024, and 38% in the first six months of 2025 vs first six months of 2024.
Source: MBA Mortgage Finance Forecast as of July 17, 2025 and Fannie Mae Housing Forecast as of July 11, 2025. Most recent current period volumes are forecasts. In $ billions.

Financial Highlights
Results of operations for the second quarter of 2025
•Net income attributable to common stockholders of $20 million, or $2.55 per share basic and $2.40 diluted
•Servicing and subservicing fee revenue of $211.3 million
•Originations gain on sale of $15.4 million
•$16.2 million MSR valuation gain attributable to input and assumption changes, net of hedging
Financial condition at June 30, 2025
•Stockholders’ equity of $481.9 million, or $59.82 book value per common share
•MSR investment of $2.6 billion, and $309.5 billion total servicing and subservicing UPB
•Cash position of $194.3 million
•Total assets of $16.5 billion
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

Condensed Statements of Operations	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024
Revenue	$246.6	$249.8	(1)%	$496.4	$485.5	2%
MSR valuation adjustments, net	(27.3)	(38.9)	(30)	(66.2)	(44.3)	49
Operating expenses	109.5	119.9	(9)	229.4	208.4	10
Other income (expense), net	(87.0)	(81.9)	6	(168.8)	(187.5)	(10)
Income before income taxes	22.8	9.1	151	32.0	45.3	(29)
Income tax expense (benefit)	1.3	(13.0)	(110)	(11.7)	4.7	(351)
Net income (loss)	$21.5	$22.1	(3)%	$43.6	$40.6	7%

Segment income (loss) before income taxes
Servicing	$40.4	$33.1	22%	$73.5	$86.7	(15)%
Originations	9.0	9.6	(6)	18.6	10.5	76
Corporate	(26.6)	(33.6)	(21)	(60.2)	(51.9)	16
	$22.8	$9.1	151%	$32.0	$45.3	(29)%
Onity reported $21.5 million net income in the second quarter of 2025, flat compared to the $22.1 million net income in the first quarter of 2025, with the following considerations:
•$3.2 million decrease in revenue, largely attributed to a $11.1 million decrease in gains on our reverse mortgage portfolio of loans held for investment and HMBS-related borrowings, net driven by an unfavorable change in market interest rates and assumptions that are part of our MSR hedging strategy (see below). Partially offsetting this decrease, Servicing and subservicing fees increased by $7.9 million mostly due to increased float earnings as well as higher servicing fees with a 3% higher average servicing UPB.
•$11.7 million lower loss on MSR valuation adjustments, net largely driven by favorable assumption updates and the impact of interest rates, net of hedging derivatives. While separately presented in our consolidated financial statements, the change in fair value of our reverse mortgage portfolio attributable to interest rates discussed above is included as a partial offset to the change in fair value of our MSR portfolio attributable to interest rates, for hedging and risk management purposes.
•$10.4 million decrease in Operating expenses, driven by litigation accruals recorded in the first quarter of 2025 in connection with the settlement of a legacy litigation matter, and reimbursements received in the second quarter of 2025 related to prior years’ legal expenses.
•$5.1 million increase in Other expense, net largely driven by higher net interest expense to finance the MSR growth.
•$14.3 million Income tax expense variance, mostly due to the favorable resolution of a $13.3 million prior year uncertain tax position recognized in the first quarter of 2025.

Revenue
The below table presents revenue by type and segment:

Revenue	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024
Servicing and subservicing fees	$211.3	$203.3	4%	$414.6	$415.3	—%
Gain on reverse loans held for investment and HMBS-related borrowings, net	11.9	23.8	(50)%	35.7	23.9	49%
Gain on loans held for sale, net	10.4	11.8	(11)%	22.2	27.4	(19)%
Other revenue, net	13.0	10.9	19%	23.9	18.8	27%
Total revenue	$246.6	$249.8	(1)%	$496.4	$485.5	2%

Servicing	$217.1	$221.2	(2)%	$438.3	$436.2	—%
Originations	29.5	28.6	3	58.1	49.3	18
Corporate	—	—	n/m	—	—	13
Total segment revenue	$246.6	$249.8	(1)%	$496.4	$485.5	2%
n/m: not meaningful
Total revenue for the three months ended June 30, 2025 decreased $3.2 million, or 1% compared to the three months ended March 31, 2025 due to a $4.1 million, or 2% decrease in Servicing revenue, partially offset by a $0.9 million, or 3% increase in Originations revenue.
•The 2% decrease in Servicing revenue is primarily due to an $11.1 million decrease in Gain on reverse loans held for investment and HMBS-related borrowings, net largely driven by an unfavorable change in market interest rates vs. the prior quarter and certain unfavorable assumption updates in the second quarter of 2025. Such changes in fair value due to market rates are included as a partial offset to the change in fair value of our MSR portfolio attributable to interest rates, as part of our MSR hedging strategy. Servicing and subservicing fees increased by $7.9 million largely due to seasonally increased float earnings as well as higher servicing fees with a 3% higher average servicing UPB.
•The 3% increase in Originations revenue is primarily attributed to higher fees (other revenue) due to higher funded volume. Gain on loans held for sale remained mostly flat with margins adversely impacted by market volatility in April 2025.
Compared to the six months ended June 30, 2024, total revenue for the six months ended June 30, 2025 was $10.9 million, or 2% higher due to a $2.1 million increase in Servicing revenue and an $8.8 million, or 18% increase in Originations revenue.
•The increase in Servicing revenue is mostly due to an $11.4 million increase in Gain on reverse loans held for investment and HMBS-related borrowings, net largely offset by a $10.5 million decrease in Gain on loans held for sale. The increase in Gain on reverse loans held for investment and HMBS-related borrowings, net is mostly driven by a favorable decrease in market interest rates vs. an increase in the prior year period, partially offset by unfavorable assumption updates in the current year period (including less favorable yield spread tightening vs. the prior year period). The unfavorable variance in Gain on loans held for sale is mostly driven by losses on new buyouts (largely attributed to the reverse portfolio acquired from Waterfall in the fourth quarter of 2024), and gains recognized in the first quarter of 2024 on previously acquired reverse mortgage buyouts.
•The increase in Originations revenue is primarily driven by an increase in Gain on loans held for sale, net in our Consumer Direct channel, attributed to our increased recapture operational capability. In our Correspondent channel, although loan production volume increased, the gain for the six months ended June 30, 2025 decreased mostly due to a margin decline attributed to the volatile market conditions at the beginning of the second quarter of 2025. In addition, fee revenue increased due to higher production volume in both our Consumer Direct and Correspondent channels.

MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net which include MSRs, MSR pledged liabilities and ESS financing liabilities at fair value, together with MSR hedging derivatives:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2025	2025	2025	2024
Realization of expected cash flows (runoff)	$(43.4)	$(41.1)	$(84.6)	$(77.9)
Fair value gains (losses) due to input and assumption changes	21.7	(18.6)	3.1	138.0
MSR hedging derivative fair value gain (loss)	(5.5)	20.8	15.3	(104.3)
MSR valuation adjustments, net (1)	$(27.3)	$(38.9)	$(66.2)	$(44.3)
(1)Excludes fair value changes of reverse mortgage loans held for investment and HMBS related borrowing due to rates and assumptions that are part of the MSR hedging strategy. Refer to MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures about Market Risk for further detail and the discussion below within Servicing.
The $27.3 million loss on MSR valuation adjustments, net for the three months ended June 30, 2025 is comprised of $43.4 million runoff expense, $21.7 million fair value gain attributed to input and assumption changes and $5.5 million loss on MSR hedging derivatives.
•MSRs are subject to runoff, a fair value decline due to the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary and involuntary prepayments. The unfavorable $2.3 million higher runoff quarter-over-quarter is mostly due to MSR portfolio growth.
•The $21.7 million fair value gain due to input and assumption changes is mostly attributed to favorable other input and assumption updates to reflect strong MSR market transaction prices. The change from an $18.6 million fair value loss in the three months ended March 31, 2025 to a $21.7 million fair value gain in the three months ended June 30, 2025 is also driven by changes in market interest rates, as the 10-year Treasury rate remained flat in the three months ended June 30, 2025 and declined 35 basis points in the three months ended March 31, 2025.
•MSR hedging derivative fair value changes are designed to partially offset the expected fair value changes of the net MSR, MSR pledged liabilities and ESS exposure, commensurate with our target hedge coverage ratio. The $5.5 million derivative loss recognized in the three months ended June 30, 2025 and the variance from the prior quarter are driven by the rate changes discussed above and hedge costs. We maintained a high hedge coverage ratio in both quarters. Also refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk for further detail on our hedging strategy and its effectiveness.
The $66.2 million loss on MSR valuation adjustments, net for the six months ended June 30, 2025 is comprised of $84.6 million runoff expense and $18.4 million fair value gain attributed to input and assumption changes net of hedges. The $21.9 million higher loss in MSR valuation adjustments, net in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily driven by the impact of interest rate changes, net of hedge activity, and higher runoff mostly due to MSR portfolio growth.
•The unfavorable $6.7 million increase in runoff expense is mostly due to MSR portfolio growth.
•The change from a $138.0 million fair value gain in the six months ended June 30, 2024 to a $3.1 million fair value gain in the six months ended June 30, 2025 is primarily driven by changes in market interest rates, as the 10-year Treasury rate declined 34 basis points during the six months ended June 30, 2025 compared to an increase of 48 basis points during the same period of 2024.
•The change from a $104.3 million loss from derivatives in the six months ended June 30, 2024 to a $15.3 million gain in the six months ended June 30, 2025 is mainly due to the market interest rate changes noted above.

Operating Expenses
The table below presents the key components of operating expenses:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024
Compensation and benefits	$60.9	$57.4	6%	$118.4	$108.6	9%
Servicing and origination	13.0	13.0	—	26.0	29.0	(10)
Technology and communications	15.5	15.0	3	30.5	25.7	19
Professional services	8.4	22.6	(63)	31.0	22.8	36
Occupancy, equipment and mailing	8.1	8.2	(2)	16.3	15.2	7
Other expenses	3.7	3.6	2	7.2	7.2	1
Total operating expenses	$109.5	$119.9	(9)%	$229.4	$208.4	10%

Servicing	$62.6	$68.6	(9)%	$131.2	$133.6	(2)%
Originations	25.6	22.2	15	47.9	41.0	17
Corporate	21.3	29.1	(27)	50.4	33.7	49
	$109.5	$119.9	(9)%	$229.4	$208.4	10%

Average headcount	4,240	4,290	(1)%	4,267	4,429	(4)%
Compensation and benefits expense for the three months ended June 30, 2025 increased $3.5 million, or 6% compared to the three months ended March 31, 2025, largely due to an increase in incentive compensation expenses (increase in the fair value of cash-settled share-based awards driven by our stock price increase) and higher commissions on higher Originations production volume.
Compared to the six months ended June 30, 2024, Compensation and benefits expense for the six months ended June 30, 2025 increased $9.8 million, or 9% largely due to the same factors described above. Our total average headcount declined 4%, mostly due to a decrease in Servicing headcount attributed to efficiencies and runoff of our reverse subservicing portfolio, partially offset by an increase in Originations headcount mostly related to the growth of our Consumer Direct channel.
Servicing and origination expense for the three months ended June 30, 2025 was flat compared to the three months ended March 31, 2025, with some offset between the two segments. The higher Originations expense in the second quarter of 2025 driven by higher production volume, was offset by the lower provision expense on non-Agency servicing advances.
Compared to the six months ended June 30, 2024, Servicing and origination expenses for the six months ended June 30, 2025 decreased $3.0 million largely due to a lower provision expense for Ginnie Mae claim receivables and servicing advances, partly offset by an increase in provision for indemnification obligations mostly driven by favorable resolutions in 2024, among other offsetting factors.
Professional services expense for the three months ended June 30, 2025 decreased $14.3 million compared to the three months ended March 31, 2025 primarily due to an increase in our accrual for probable losses during the three months ended March 31, 2025 in connection with the settlement of a legacy matter, and reimbursements received in the three months ended June 30, 2025 related to prior years’ legal expenses.
Compared to the six months ended June 30, 2024, Professional services expense for the six months ended June 30, 2025 increased $8.3 million, mostly driven by an increase in litigation-related expenses recorded in the first quarter of 2025, as discussed above.

Other Income (Expense)

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024
Interest income	$32.1	$26.2	23%	$58.3	$40.0	46%
Interest expense	(75.6)	(67.0)	13	(142.7)	(140.5)	2
Net interest expense	$(43.5)	$(40.8)	7%	$(84.4)	$(100.4)	(16)%

Pledged MSR liability expense	(43.0)	(41.9)	3	(84.9)	(91.0)	(7)
Gain (loss) on extinguishment of debt	—	—	n/m	—	1.4	(100)
Earnings of equity method investee	—	—	n/m	—	5.8	(100)
Other, net	(0.4)	0.9	(151)	0.4	(3.4)	(113)
Other income (expense), net	$(87.0)	$(81.9)	6%	$(168.8)	$(187.5)	(10)%
During March 2024, we repurchased a total of $47.4 million of the PMC Senior Secured Notes and recognized a gain on debt extinguishment, net of the associated write-off of unamortized discount and debt issuance costs.
Refer to the segments for discussion and analysis of Interest income and Interest expense. Refer to the Servicing segment for discussion and analysis of Pledged MSR liability expense and earnings of our former equity method investee, MAV Canopy, sold in the fourth quarter of 2024.
Income Tax Expense (Benefit)

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2025	2025	2025	2024
Income tax expense (benefit)	$1.3	$(13.0)	$(11.7)	$4.7
Income before income taxes	$22.8	$9.1	$32.0	$45.3
Effective tax rate	5.8%	(142.9)%	(36.6)%	10.3%
Our annual effective tax rate is generally lower than the 21% federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets ($179.8 million as of December 31, 2024). We evaluated all positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods, and due primarily to our history of cumulative operating losses, we determined that a full valuation allowance at June 30, 2025 remains appropriate.
Our income tax benefit for the six months ended June 30, 2025 is primarily driven by the favorable resolution of a prior-year uncertain tax position during the first quarter of 2025. The decrease in the effective tax rate for the six months ended June 30, 2025 compared to the same period of 2024 is primarily due to recognizing income tax benefit of $13.3 million related to the reversal of the uncertain tax liability.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.
We believe it is reasonably possible that by December 31, 2025, we could release some or all of our valuation allowance that currently offsets our net U.S. deferred tax asset. Any release of our valuation allowance requires significant judgment and is contingent on continued analysis of the positive and negative evidence and actual and expected future profitability. As such, the exact timing and amount of any valuation allowance release is subject to change. Refer to Note 17 - Income Taxes for additional information.

Financial Condition

Financial Condition Summary	June 30, 2025	December 31, 2024	$ Change	% Change
Cash and cash equivalents	$194.3	$184.8	$9.5	5%
Restricted cash	62.3	80.8	(18.4)	(23)
MSRs, at fair value	2,632.6	2,466.3	166.4	7
Advances, net	461.4	577.2	(115.8)	(20)
Loans held for sale, at fair value	2,048.3	1,290.2	758.1	59
Loans held for investment, at fair value	10,470.8	11,125.3	(654.5)	(6)
Receivables, net	204.6	176.4	28.2	16
Premises and equipment, net	9.7	11.0	(1.3)	(12)
Other assets	129.1	111.3	17.9	16
Contingent loan repurchase asset	318.2	412.2	(94.1)	(23)
Total assets	$16,531.3	$16,435.4	$96.0	1%

Total Assets by Segment
Servicing	$14,685.7	$15,242.5	$(556.7)	(4)%
Originations	1,615.1	945.0	670.2	71
Corporate	230.5	247.9	(17.5)	(7)
	$16,531.3	$16,435.4	$96.0	1%

HMBS-related borrowings, at fair value	$10,253.1	$10,872.1	$(619.1)	(6)%
Other financing liabilities, at fair value	818.1	846.9	(28.7)	(3)
Advance match funded liabilities	342.5	417.1	(74.6)	(18)
Mortgage loan financing facilities, net	2,195.5	1,528.2	667.3	44
MSR financing facilities, net	1,218.6	957.9	260.7	27
Senior notes, net	488.5	487.4	1.1	—
Other liabilities	365.0	420.6	(55.6)	(13)
Contingent loan repurchase liability	318.2	412.2	(94.1)	(23)
Total liabilities	15,999.5	15,942.5	57.0	—%

Mezzanine equity	49.9	49.9	—	—

Total stockholders’ equity	481.9	442.9	38.9	9

Total liabilities and equity	$16,531.3	$16,435.4	$96.0	1%

Total Liabilities by Segment
Servicing	$14,156.5	$14,712.8	$(556.3)	(4)%
Originations	1,553.4	928.3	625.1	67
Corporate	289.6	301.4	(11.8)	(4)
	$15,999.5	$15,942.5	$57.0	—%

Book value per share	$59.82	$56.26	$3.56	6%
Total assets increased $96.0 million, or 1%, between December 31, 2024 and June 30, 2025 with a $758.1 million increase in our Loans held for sale portfolio driven by the growth of our Originations pipeline, and a $166.4 million increase in our MSR portfolio due to $290.2 million MSR additions, partially offset by runoff. The $654.5 million decrease in reverse Loans held for investment was driven by the runoff of the portfolio exceeding originations since the acquisition of the $2.9 billion portfolio of reverse mortgage loans from Waterfall in November 2024 that is relatively more aged (faster runoff). In addition, servicing advances declined $115.8 million largely driven by seasonal reduction of taxes and insurance (T&I) balances.

Total liabilities increased by $57.0 million compared to December 31, 2024, due largely to the factors described above. Our borrowings under Mortgage loan financing facilities increased $667.3 million due to the higher loans held for sale balance, and MSR financing facilities increased $260.7 million with the increase in our MSR portfolio. HMBS-related borrowings decreased by $619.1 million with repayments exceeding new securitizations after the $2.9 billion acquisition of reverse mortgage loans and assumption of HMBS-related borrowings in November 2024, and Advance match funded liabilities decreased $74.6 million consistent with the seasonal decline in servicing advances (mainly T&I). The $55.6 million decline in Other liabilities is mainly driven by the payment of annual bonuses, the reduction of the servicing float balance due to Rithm, and the favorable resolution of a prior-year uncertain tax position.
Total equity increased $38.9 million during the six months ended June 30, 2025 mainly due to $43.6 million net income for the period partially offset by the exercise of common stock warrants by Oaktree and the quarterly dividends on preferred stock.
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
Gain on sale of loans held for sale - Our gain on sale is driven by both Originations volume and margin, and is channel-sensitive. The updated industry forecasts (average of MBA, July 2025 and Fannie Mae, July 2025) suggest a 14% increase in loan origination in 2025 as compared to 2024, with the 30-year fixed rate mortgage expected to end 2025 mostly flat at 6.6%. However, macroeconomic conditions and their impact on the housing and capital markets remain highly uncertain. We anticipate growth in our Consumer Direct channel driven by our increased recapture capabilities that may be curtailed if interest rates remain at the current levels or increase. If this should occur, we expect home equity lending products will be more attractive to consumers and will be a more important product. We expect to continue to prudently grow year-over-year our Correspondent volume at margins that are accretive to the business as part of our MSR replenishment and growth strategy after the opportunistic MSR bulk sales in 2024. We also expect continued competitive pressure on margins across all channels and volatility of gain on sale associated with GSE pricing dependency and volatile interest rates. We expect some further volatility of gain (loss) on sale on loans held for sale related to reverse mortgage buyouts (mostly inactive loans) due to the increased size of the portfolio.
Gain on reverse loans held for investment and HMBS-related borrowings, net - The reverse mortgage origination gain is driven by the same factors as gain on sale of loans held for sale, with smaller volumes in the reverse mortgage market and generally larger margins. With our experience and brand in the marketplace, we expect our origination volume to largely follow the industry growth albeit with some channel mix changes. We expect continued uncertain market interest rate and spread conditions. The fair value of the net reverse servicing asset is expected to continue to follow market conditions, with fair value gains or losses generally associated with declining or increasing interest rates and spread, respectively, and is part of our forward MSR hedging strategy. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for further detail on our hedge strategy.
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
Operating expenses - Compensation and benefits are a significant component of our cost-to-service and cost-to-originate and is directly correlated to headcount levels. Headcount in Servicing is primarily driven by the number of loans or UPB being serviced and subserviced, and by the relative mix of performing, delinquent and defaulted loans. As servicing volume is expected to increase with relatively more performing loans (see above), we expect a stable workforce with productivity gains. We expect our Originations headcount and operating expenses to align with the expected growth in volume. Our operating expenses are expected to correlate with volumes, with some productivity and efficiencies expected through our technology and continuous improvement initiatives.
Net interest expense - Interest expense varies based on changes in average debt balance and changes in short-term interest rates on our variable rate debt. The average balance of collateralized financing facilities trends with the balance of the underlying assets discussed above (including MSR, advances, loans and reverse buyouts). Interest expense on our warehouse loan facilities is expected to be largely offset by interest income on our Originations pipeline loans. We also expect interest expense on our corporate debt to decline vs prior year as a result of the corporate debt refinancing transactions in the fourth quarter of 2024.
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

SERVICING
This segment is primarily comprised of our mortgage servicing and subservicing business. We earn servicing and subservicing fees, including ancillary income, and incur cost to service the loans which varies depending on delinquency status. We are exposed to MSR valuation adjustments and advancing obligations when we own the MSR. Our servicing portfolio includes conventional, government-insured and non-Agency mortgage loans, including reverse mortgage loans classified as loans held for investment on our balance sheet. As of June 30, 2025, we serviced 1.4 million mortgage loans with an aggregate UPB of $309.5 billion.
In addition, the Servicing segment includes our wholly-owned captive reinsurance business (referred to as CRL), which provides re-insurance related to direct physical loss coverage on foreclosed real estate properties owned or serviced by us. CRL assumes a 90% (60% through January 2024) quota share of insurance coverage written by a third-party insurer issued to PHH.
Concentration
Rithm is one of our largest subservicing clients. Rithm’s servicing portfolio is in a run-off mode and we continue to diversify and grow our total servicing portfolio. Servicing and subservicing fees from Rithm amounted to $41.6 million, or 13% of total servicing and subservicing fees (excluding ancillary income) in the six months ended June 30, 2025 ($49.5 million and 16% in the six months ended June 30, 2024, respectively), and the related remittances to Rithm presented as Pledged MSR liability expense amounted to $18.6 million. Rithm accounted for $33.8 billion, or 11% and 20% of the total serviced UPB and loan count, respectively, of our servicing and subservicing portfolio as of June 30, 2025, and 59% of all delinquent loans that Onity serviced, for which the cost to service and the associated risks are higher ($43.1 billion, 14%, 25% and 64% as of June 30, 2024, respectively). Consistent with a subservicing relationship, Rithm is responsible for funding the advances we service on its behalf. The servicing agreements automatically renew annually unless notice of termination is provided.
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

Advance Obligation
As a servicer, we are generally obligated to advance funds in the event borrowers are delinquent on their monthly mortgage related payments. We advance principal and interest (P&I Advances), taxes and insurance (T&I Advances) and legal fees, property valuation fees, property inspection fees, maintenance costs and preservation costs on properties that have been foreclosed (Corporate Advances). For certain loans in non-Agency securitization trusts, we have the ability to cease making P&I advances and immediately recover advances previously made from the general collections of the respective trust if we determine that our P&I advances cannot be recovered from the projected future cash flows. With T&I and Corporate advances, we continue to advance if net future cash flows exceed projected future advances without regard to advances already made. Refer to Note 21 — Commitments for further discussion on our servicing advance obligations.
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

b.     Loan repurchase obligation - As an HMBS issuer, we are required to purchase loans out of the Ginnie Mae securitization pools once they reach 98% of the maximum claim amount (MCA buyouts). Active buyouts are assigned to HUD and payment is received from HUD through a claims process, generally within 30 days. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount; we bear the risk of exposure if the outstanding balance on a loan exceeds the maximum claim amount. We may carry loans for some time in anticipation of payoff or favorable liquidation if we deem the investment accretive. Inactive buyouts (loans that are in default for one of the following reasons - title conveyances or the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO. State specific foreclosure and REO liquidation timelines have a significant impact on the timing and amount of our recovery. If we are unable to sell the property securing the inactive reverse loan for an acceptable price within the timeframe established by HUD (typically six months from obtaining marketable title of the property), we are required to make an appraisal-based claim to HUD. In such cases, HUD reimburses us for the loan balance, eligible expenses and interest, less the appraised value of the underlying property. Thereafter, all the risks and costs associated with maintaining and liquidating the property remain with us; we may incur additional losses on REO properties as they progress through the liquidation processes related to delayed timelines due to market conditions, sales commissions, property preservation costs or property tax and insurance advances. The significance of future losses associated with appraisal-based claims is dependent upon the volume of inactive loans, condition of foreclosed properties and the general real estate market.
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
The following table summarizes our latest key servicer ratings and outlook:

PHH
	Moody’s	S&P	Fitch
Forward
Residential Prime Servicer	SQ3+	Above Average	RPS2-
Residential Subprime Servicer	SQ3+	Above Average	RPS2-
Residential Special Servicer	SQ3+	Above Average	RSS2-
Residential Second/Subordinate Lien Servicer	SQ2-	Above Average	RPS3+
Residential Home Equity Servicer	—	—	RPS3+
Residential Alt-A Servicer	—	—	RPS2-
Master Servicer	SQ3+	Above Average	RMS3
Ratings Outlook	N/A	Stable	Stable
Date of last action	June 11, 2025	October 11, 2024	May 29, 2025
Reverse
Residential Reverse Servicer	—	Above Average	—
Ratings Outlook	—	Stable	—
Date of last action	—	October 11, 2024	—
On May 29, 2025, Fitch upgraded PHH’s residential primary servicer ratings and affirmed its stable outlook for all products. In addition, Fitch affirmed PHH’s residential Master Servicer rating. The rating actions reflect the company’s growth strategy based on diversification between its loan origination and servicing businesses as well as its third-party subservicing efforts, effective enterprise risk management controls and processes, and continuous technology enhancements. The ratings also take into consideration the company’s ongoing rebranding efforts, which commenced on June 10, 2024.
On June 11, 2025, Moody's upgraded the second lien servicer quality (SQ) assessment from SQ3+ to SQ 2- and affirmed the prime, subprime, special servicer, and master SQ assessments for PHH at SQ3+. The upgrade of PHH 's second lien servicing assessment is mainly driven by i) improvement in the company's second lien roll rates, ii) cure rates, and iii) recidivism rates.

Operating Metrics
The following table provides selected operating statistics for our Servicing segment:

Selected Operating Statistics	June 30,	March 31,	% Change	June 30,	% Change
	2025	2025		2024
Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$299.0	$293.8	2%	$292.3	2%
Non-performing loans	10.1	10.4	(3)	11.7	(14)
Non-performing real estate	0.4	0.4	(2)	0.5	(13)
Total	$309.5	$304.6	2%	$304.5	2%

Non-performing to total %	3.4%	3.5%	(5)%	4.0%	(15)%

Conventional loans	$214.0	$209.8	2%	$203.7	5%
Government-insured loans	40.4	39.3	3	35.4	14
Non-Agency loans	55.2	55.6	(1)	65.4	(16)
Total	$309.5	$304.6	2%	$304.5	2%

Conventional loans to total %	69.1%	68.9%	—%	66.9%	3%

Servicing portfolio (2)	$155.4	$150.5	3%	$131.1	19%
Subservicing portfolio
Subservicing - forward	57.7	55.4	4%	50.0	16%
Subservicing - commercial	5.1	4.8	6%	4.0	28%
Subservicing - reverse	8.2	8.6	(5)	14.2	(42)
Total subservicing	71.0	68.8	3	68.1	4
MAV (3) (4)	39.7	40.5	(2)	52.9	(25)
Rithm (4) (5)	33.8	34.7	(2)	43.1	(22)
Other MSR capital partners (4)	9.6	10.2	(6)	9.1	5
Total	$309.5	$304.6	2%	$304.5	2%

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024
Prepayment speed (CPR)
% Voluntary CPR	5.9%	4.5%	31%	5.2%	4.3%	22%
% Involuntary CPR	0.3	0.3	(7)	0.3	0.3	(21)
% Total CPR (6)	9.5%	8.1%	17%	8.8%	7.8%	12%

Number of completed modifications (in thousands)	5.5	4.6	19%	10.2	8.6	18%

MSR weighted average note rate (7)	4.5%	4.4%	2%	4.4%	4.2%	5%
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Includes HECM reverse mortgage loans held for investment with a UPB of $10.0 billion that are recognized in our unaudited consolidated balance sheet at June 30, 2025.
(3)Includes $19.0 billion UPB subserviced and $20.7 billion UPB of MSRs sold to MAV that did not achieve sale accounting treatment at June 30, 2025.

(4)Loans serviced pursuant to our sale or transfer agreements with MAV, Rithm or others for which sale accounting is not achieved, and loans subserviced.
(5)Includes $25.1 billion UPB of subserviced loans on behalf of Rithm at June 30, 2025.
(6)Total 3-month % CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.
(7)Related to our owned MSR forward servicing portfolio.
The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)		Count (000’s)
	2025	2024	2025	2024
Portfolio at January 1	$301.7	$288.4	1,395.1	1,344.5
Additions (1)	16.5	23.1	56.7	74.0
MSR Sales	—	—	(0.1)	(0.1)
Servicing transfers (1)	(6.9)	(2.6)	(45.7)	(9.7)
Runoff	(6.6)	(6.6)	(24.0)	(25.8)
Portfolio at March 31	304.6	302.3	1,382.0	1,382.9
Additions (1)	15.1	18.8	45.0	61.6
MSR sales	—	(6.2)	(0.1)	(25.8)
Servicing transfers (1)	(1.4)	(3.0)	(4.3)	(11.9)
Runoff	(8.8)	(7.4)	(33.8)	(28.4)
Portfolio at June 30	309.5	304.5	$1,388.9	1,378.5
(1)Includes the volume of UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans may be boarded and deboarded within the same quarter.

The following table provides a breakdown of our servicer advances, net of allowance for losses:

	June 30, 2025				December 31, 2024
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total
Conventional	$0.7	$34.8	$8.4	$43.9	$1.3	$87.3	$5.4	$94.0
Government-insured	1.8	23.4	26.4	51.6	1.7	47.0	21.8	70.6
Non-Agency	128.3	153.7	83.8	365.9	146.8	179.8	86.0	412.6
Total, net	$130.8	$211.9	$118.7	$461.4	$149.8	$314.2	$113.2	$577.2

The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

	June 30,	March 31,	% Change	June 30,	% Change
	2025	2025		2024
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$9,961.1	$10,297.3	(3)%	$7,782.2	28%
Active Buyouts (2)	205.0	199.0	3	96.2	113
Inactive Buyouts (2)	546.3	539.3	1	286.9	90
Total	$10,712.4	$11,035.7	(3)%	$8,165.3	31%

Future draw commitments (UPB) in millions:	3,000.2	3,048.8	(2)%	1,799.3	67%

Fair value in millions:
Loans held for investment (1)	$10,341.3	$10,676.0	(3)%	$8,109.4	28%
HMBS related borrowings	10,253.1	10,587.6	(3)	8,035.4	28
Net asset value (HECM or reverse MSR)	$88.3	$88.3	—%	$74.0	19%
Net asset value to UPB	0.89%	0.86%		0.95%
(1)Securitized loans only; excludes unsecuritized loans.
(2)Buyouts are reported as Loans held for sale, Accounts Receivable or REO depending on the loan and foreclosure status.

Financial Performance
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024
Revenue
Servicing and subservicing fees	$211.3	$203.3	4%	414.6	$414.3	—%
Gain (loss) on loans held for sale, net	(5.0)	(3.8)	30	(8.8)	1.7	(633)
Gain on reverse loans held for investment and HMBS-related borrowings, net	5.9	16.9	(65)	22.8	11.4	100
Other revenue, net	5.0	4.8	5	9.7	8.8	10
Total revenue	217.1	221.2	(2)%	438.3	436.2	—%

MSR valuation adjustments, net	(31.4)	(41.9)	(25)%	(73.3)	(48.3)	52%

Operating expenses
Compensation and benefits	22.9	23.1	(1)%	46.0	49.8	(8)%
Servicing expense	10.5	11.7	(10)	22.2	24.4	(9)
Occupancy, equipment and mailing	6.9	7.1	(3)	14.1	13.5	4
Technology and communications	7.5	7.4	—	14.9	12.3	21
Professional services	1.1	6.3	(82)	7.4	9.9	(26)
Corporate overhead allocations	13.1	12.4	5	25.5	21.7	18
Other expenses	0.6	0.5	7	1.1	2.0	(44)
Total operating expenses	62.6	68.6	(9)%	131.2	133.6	(2)%

Other income (expense)
Interest income	11.7	11.8	(1)%	23.5	13.9	69%
Interest expense	(51.1)	(47.9)	7	(98.9)	(92.8)	7
Pledged MSR liability expense	(43.0)	(41.9)	3	(85.0)	(91.1)	(7)
Earnings of equity method investee	—	—	n/m	—	5.8	(100)
Other, net	(0.2)	0.5	(145)	0.3	(3.4)	(108)
Other income (expense), net	(82.7)	(77.5)	7%	(160.2)	(167.6)	(4)%

Income before income taxes	$40.4	$33.1	22%	$73.5	$86.7	(15)%

Servicing and Subservicing Fees

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024
Loan servicing and subservicing fees:
Servicing and subservicing fees	$157.7	$156.0	1%	$313.8	$313.8	—%
Ancillary income	53.5	47.3	13	100.8	100.5	—
Total	$211.3	$203.3	4%	$414.6	$414.3	—%
The following table and discussion present the drivers of servicing and subservicing fees.

	Three Months Ended		% Change	Six Months Ended			% Change
	June 30,	March 31,		June 30,		June 30,
	2025	2025		2025		2024
Servicing fees
Average servicing UPB (1)	$181.0	$175.4	3%	$178.1		$169.6	5%
Average servicing fee (2)	0.30	0.30	—	0.30		0.30	(2)
Servicing fees (3)	134.3	129.9	3	264.2		255.6	3

Subservicing fees
Average number of subserviced loans (4)	553.1	583.0	(5)	569.9		570.9	—
Average monthly fee per loan (5)	14	15	(5)	14		17	(15)
Subservicing fees (3)	23.4	26.1	(10)	49.5	57.6	58.2	(15)

Servicing and subservicing fees (excluding Ancillary income)	$157.7	$156.0	1%	$313.8		$313.8	—%
(1) In $ billions, (2) In % of UPB, annualized, (3) In $ millions, (4) In thousands, (5) In dollars.

Servicing and subservicing fees (excluding Ancillary income) for the three months ended June 30, 2025 increased $1.7 million or 1% compared to the three months ended March 31, 2025, driven by a 3% increase in average servicing UPB (with additional $4.3 million servicing fee collection), partially offset by a 5% reduction in subservicing volume (with a $2.7 million decline in subservicing fee). The increase in average servicing UPB is primarily due to robust originations as part of our replenishment and growth initiative. The decline in subservicing fee is mostly driven by the deboarding of $5.7 billion UPB Rithm loans in the first quarter of 2025.
Compared to the six months ended June 30, 2024, our servicing and subservicing fees (excluding Ancillary income) for the six months ended June 30, 2025 remained flat, with an $8.6 million decrease in subservicing fees offset by an $8.6 million increase in servicing fees. The decrease in subservicing fees is largely due to runoff of the reverse subservicing portfolio, the acquisition of the reverse subservicing portfolio from Waterfall in the fourth quarter of 2024 and the deboarding of $5.7 billion UPB Rithm loans in the first quarter of 2025, partly offset by growth of the forward subservicing portfolio. The increase in servicing fees is driven by a 5% increase in average servicing UPB, primarily due to robust originations and bulk MSR acquisitions in the first quarter of 2025 as part of our replenishment and growth initiative.

The following table presents the detail of our ancillary income:

Ancillary Income	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024
Custodial accounts (float earnings)	$32.3	$27.1	19%	59.4	$59.1	1%
Late charges	9.7	9.7	—	$19.4	16.7	16
Reverse subservicing ancillary fees	3.0	3.5	(15)	6.5	12.9	(49)
Other	8.5	6.9	24	15.5	11.8	31
Ancillary income	$53.5	$47.3	13%	$100.8	$100.5	—%

Ancillary income for the three months ended June 30, 2025 increased by $6.3 million, or 13% compared to the three months ended March 31, 2025 primarily due to a $5.1 million increase in float earnings attributable to seasonally higher average float balances.
Compared to the six months ended June 30, 2024, ancillary income for the six months ended June 30, 2025 remained flat, with some offsetting factors, including a $6.4 million decline in reverse subservicing ancillary fees driven by the acquisition of previously-subserviced client portfolio (from Waterfall) in the fourth quarter of 2024 and portfolio runoff, and a $2.7 million increase in late charges due to an increase in payoff volume. Float earnings remained flat with an offsetting impact of higher float balances due to increased servicing volume overall and lower average interest rates (as a benchmark, the average 1-month term SOFR decline by 101 basis points).
Gain (Loss) on Loans Held for Sale, Net
We recognized a $5.0 million loss on loans held for sale, net for the three months ended June 30, 2025, compared to a $3.8 million loss in the three months ended March 31, 2025, mostly attributed to losses on reverse mortgage buyouts (largely attributed to the reverse portfolio acquired from Waterfall in the fourth quarter of 2024). The $1.2 million unfavorable variance quarter-over-quarter is mostly driven by unrealized losses in the second quarter of 2025 on certain active loans, partly offset by a decrease in losses on new repurchases due to lower volume.
We recognized an $8.8 million loss on loans held for sale, net for the six months ended June 30, 2025, compared to a $1.7 million gain recognized in the six months ended June 30, 2024. The $10.5 million unfavorable variance year-over-year is mostly driven by losses on new repurchases (largely attributed to the reverse portfolio acquired from Waterfall in the fourth quarter of 2024), gains recognized in the first quarter of 2024 on previously acquired reverse mortgage buyouts, and unrealized losses during the second quarter of 2025 on certain active loans, partly offset by a favorable impact from market interest rate changes.
Gain (Loss) on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
The following table presents the components of the fair value change of reverse loans held for investment and HMBS-related borrowings, net.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	% Change	June 30,	June 30,	% Change
	2025	2025		2025	2024
Net interest income (servicing fee)	$8.0	$8.3	(3)%	$16.4	$12.0	36%
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net	(2.2)	8.6	(125)	6.4	(0.7)	n/m
Gain on reverse loans held for investment and HMBS-related borrowings, net (Servicing)	$5.9	$16.9	(65)%	$22.8	$11.4	100%
Gain on reverse loans held for investment and HMBS-related borrowings, net decreased $11.1 million for the three months ended June 30, 2025 compared to the three months ended March 31, 2025 mostly driven by a less favorable change in market interest rates vs. the prior quarter and certain unfavorable assumption updates in the second quarter of 2025. While not the only benchmark for the reverse mortgage exposure, the 10-year Treasury rate was mostly flat during the three months ended June 30, 2025 and declined 35 basis points during the three months ended March 31, 2025. Net interest income remained mostly flat (-3%), consistent with the average portfolio balance.

Compared to the six months ended June 30, 2024, Gain on reverse loans held for investment and HMBS-related borrowings, net for the six months ended June 30, 2025 increased $11.4 million mostly driven by a favorable decline in market interest rates vs. an increase in the prior year period, partly offset by changes in spreads (less favorable tightening vs. the prior year period) and certain unfavorable assumption updates in the second quarter of 2025. The 10-year Treasury rate declined 34 basis points during the six months ended June 30, 2025 compared to an increase of 48 basis points during the six months ended June 30, 2024. Net interest income increased $4.3 million (or 36%), consistent with the portfolio growth due to the acquisition of the previously subserviced portfolio of Waterfall in the fourth quarter of 2024.
MSR Valuation Adjustments, Net
Refer to the discussion above within Overview-Results of Operations and Financial Condition-MSR Valuation Adjustments, Net.
The following table summarizes the impact of our MSR interest rate hedging strategy on Servicing segment results along with the impact of fair value changes due to other input and assumption updates. Refer to MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures about Market Risks for further detail. Net MSR portfolio exposure gains (losses) comprise the fair value changes of the MSR portfolio attributable to rates and assumption changes, the MSR hedging derivative gains and losses, and other fair value changes of the HECM loans and HMBS-related borrowings (reverse exposure) used as a hedge for risk management purposes.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	% Change	June 30,	June 30,	% Change
	2025	2025		2025	2024
MSR fair value gains (losses) due to input and assumption changes (1) - Servicing (2)	$17.5	$(21.6)	(181)%	$(4.1)	$134.0	(103)%
MSR hedging derivative fair value gain (loss) (1)	(5.5)	20.8	(127)	15.3	(104.3)	(115)
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net (3)	(2.2)	8.6	(125)	6.4	(0.7)	n/m
Net MSR portfolio exposure gains (losses)	$9.8	$7.8	26%	$17.6	$29.0	(39)%
(1)See MSR valuation adjustments, net within the Overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)Excludes MSR valuations adjustments, net reported within the Originations Segment.
(3)See “Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net” in above table.
With a high targeted hedge coverage ratio, the fair value volatility of the MSR portfolio due to changes in market interest rates, net of hedges (including the reverse exposure) was reduced for the periods presented. The Net MSR portfolio exposure gains of $9.8 million in the second quarter of 2025 and $7.8 million in the first quarter of 2025 are largely driven by favorable other input and assumption updates. The $11.4 million lower Net MSR portfolio exposure gains for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is mainly driven by less favorable input and assumption updates driven by HECM spread tightening in 2025, partly offset by favorable market rate impact net of hedging compared to prior year period.

Compensation and Benefits

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024
Compensation and benefits	$22.9	$23.1	(1)%	$46.0	$49.8	(8)%

Average Employment - Servicing	2,876	2,946	(2)%	2,913	3,210	(9)%
Compensation and benefits expense for the three months ended June 30, 2025 remained flat (decreased 1%), compared to the three months ended March 31, 2025, consistent with headcount.

Compared to the six months ended June 30, 2024, Compensation and benefits expense for the six months ended June 30, 2025 decreased $3.8 million or 8%, mostly driven by a 9% headcount reduction. The decrease in average headcount, with a 12% decrease in the U.S., is largely attributed to the runoff of our reverse subservicing portfolio and further efficiency gains.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans (provision for account receivables), provision expense for advances and servicing representation and warranties, other provision expense (incl. CRL), and certain loan-volume related expenses.

Servicing expense declined $1.1 million in the three months ended June 30, 2025 compared to the three months ended March 31, 2025, largely driven by additional provision expense on servicing advances with an increase in non-Agency claims in the first quarter of 2025.
Compared to the six months ended June 30, 2024, Servicing expense for the six months ended June 30, 2025 declined $2.2 million. The decline in servicing expenses is driven by a $1.3 million reduction in provision expenses for Ginnie Mae claim receivables and a $2.0 million decrease in provision expenses for forward servicing advances, partly offset by a $1.2 million increase in provision for indemnification obligations mostly driven by favorable resolutions in 2024, among other offsetting factors.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefit expense and Servicing expense) for the three months ended June 30, 2025 decreased $4.6 million as compared to the three months ended March 31, 2025, mostly due to $5.9 million lower legal expenses reported within Professional services driven by recoveries of prior years’ legal expenses in the second quarter of 2025.
Compared to the six months ended June 30, 2024, Other operating expenses for the six months ended June 30, 2025 increased $3.6 million mostly due to a $3.8 million increase in Corporate overhead allocations primarily driven by higher Corporate services to support our growth initiatives.

Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024
Interest Expense
Advance match funded liabilities	$7.8	$7.9	(1)%	$15.7	$19.8	(21)%
Mortgage loan financing facilities
Securitization notes (OLIT)	10.1	10.1	—	20.2	15.8	27
Warehouse facilities	3.6	3.4	7	7.0	2.7	163
MSR financing facilities	21.6	18.6	16	40.2	37.5	7
Corporate debt interest expense allocation	6.4	6.3	1	12.7	13.8	(8)
Escrow	1.6	1.7	(5)	3.3	3.2	2
Total interest expense	$51.1	$47.9	7%	$98.9	$92.8	7%

Average balances
Advance match funded liabilities	$335.2	$362.4	(8)%	$348.7	$416.7	(16)%
Mortgage loan financing facilities
Securitization notes (OLIT)	443.7	469.1	(5)	456.3	258.1	77
Warehouse facilities	209.4	188.2	11	198.9	56.9	249
MSR financing facilities	1,166.9	1,024.2	14	1,095.9	888.4	23
Total asset-backed financing	$2,155.3	$2,043.9	5%	$2,099.9	$1,620.2	30%

Effective average interest rate
Advance match funded liabilities	9.30%	8.67%	7%	8.98%	9.49%	(5)%
Mortgage loan financing facilities
Securitization notes (OLIT)	9.08	8.63	5	8.85	12.28	(28)
Warehouse facilities	6.92	7.17	(3)	7.04	9.34	(25)
MSR financing facilities	7.40	7.25	2	7.33	8.44	(13)

Average 1 month Term SOFR	4.32%	4.32%	—%	4.32%	5.33%	(19)%
Interest expense for the three months ended June 30, 2025 increased $3.2 million, or 7% compared to the three months ended March 31, 2025. The interest expense increase is primarily driven by a $3.0 million increase on MSR financing facilities due to our MSR portfolio growth.
Compared to the six months ended June 30, 2024, interest expense for the six months ended June 30, 2025 increased $6.1 million, or 7%, commensurate with the growth of our MSR and loan portfolio, partly offset by lower advance financing cost. Interest expense increased by $4.4 million due to the OLIT securitizations of reverse mortgage buyouts in February and September 2024. In addition, interest expense increased $4.3 million on warehouse facilities and $2.7 million on MSR facilities due to an increase in the average debt balance, offset in part by lower average short-term market interest rates. These increases were partially offset by a $4.1 million decrease in interest on Advance funding liabilities, mostly driven by the decline in average debt balances for servicing advances due to lower delinquencies and loan resolutions in our non-Agency MSR portfolio, and $1.2 million lower corporate debt interest allocation due to our corporate debt refinancing in November 2024, which resulted in a lower effective interest rate.
Interest income for the three months ended June 30, 2025 was flat (decreased $0.2 million) compared to the three months ended March 31, 2025. Compared to the six months ended June 30, 2024, interest income increased $9.6 million for the six months ended June 30, 2025, primarily due to the reverse mortgage buyouts acquired in the third and fourth quarters of 2024.
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

The following table provides the components of Pledged MSR liability expense:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024
Rithm and others	$18.7	$17.3	8	$36.0	$34.3	5
MAV	11.3	11.5	(2)	22.8	30.7	(26)
Net servicing fee remittance for MSR transfers that do not meet sale accounting (1)	30.0	28.8	4	58.8	65.0	(9)
ESS servicing spread remittance	13.0	13.1	(1)	26.1	26.1	—
Pledged MSR liability expense	$43.0	$41.9	3%	$85.0	$91.1	(7)%
(1)See Note 8 — Other Financing Liabilities, at Fair Value. The servicing fee and ancillary income collections on such transferred MSRs are recognized within Servicing and subservicing fees.
Pledged MSR liability expense for the three months ended June 30, 2025 remained mostly stable (increased 3%) as compared to the three months ended March 31, 2025 consistent with a stable volume serviced.
Compared to the six months ended June 30, 2024, Pledged MSR liability expense for the six months ended June 30, 2025 decreased $6.1 million mostly driven by MAV’s sale of MSRs (previously sold by Onity to MAV in a transaction which did not qualify for sale accounting) which resulted in the derecognition of the Pledged MSR liability during the three months ended September 30, 2024, partially offset by the increase in the portfolio of MSRs sold to MSR capital partners.
Earnings of equity method investee for the six months ended June 30, 2024 represents our previously owned 15% share of MAV Canopy which we sold in November 2024.

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
We conduct our Originations business through the following channels:
1- Consumer Direct
Our Consumer Direct channel for forward mortgage loans focuses on targeting existing servicing customers by offering them competitive mortgage refinance opportunities, where permitted by the governing servicing and pooling agreement. A portion of our servicing portfolio is susceptible to refinance activity during periods of declining interest rates. Origination recapture volume and related gains are a natural economic hedge, to a certain degree, to the impact of declining MSR values as interest rates decline. In addition to rate and term refinance activities, our Consumer Direct channel targets purchase mortgage loans, cash-out, debt consolidation, mortgage insurance premium reduction, second lien loans, and new customer acquisition.
2- Correspondent Lending
Our correspondent lending channel drives the replenishment and growth of our MSR portfolio. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or “best-efforts” contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved correspondent lenders. As of June 30, 2025, we have relationships with 726 approved correspondent sellers.
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
4- Co-Issue Programs
We purchase MSRs through flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans servicing released to the respective agency and sell the MSR to the winning bidder. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. As of June 30, 2025, we have relationships with 521 approved sellers through the Agency Cash Window co-issue programs. We initially recognize our MSR originations and purchases with the associated economics in our Originations segment, and transfer the MSR to our Servicing segment once the MSR is initially recognized on our balance sheet with all subsequent performance associated with the MSR, including funding cost, run-off and other fair value changes reflected in our Servicing segment.

Operating Metrics
The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024
Funded Loan UPB by Channel (in billions)
Forward loans
Correspondent	$5.30	$3.80	40%	$9.10	$6.82	33%
Consumer Direct	0.38	0.30	29	0.68	0.27	152
	$5.68	$4.09	39%	$9.78	$7.09	38%

% Purchase production	75%	76%	(1)	76%	83%	(8)
% Refinance production	25	24	3	24	17	39

Weighted average note rate (%)	6.29%	6.59%	(5)%	6.42%	6.55%	(2)%

Reverse loans (1)
Correspondent	$0.10	$0.10	(6)%	$0.20	$0.24	(16)%
Wholesale	0.04	0.05	(22)	0.09	0.06	44
Retail	0.03	0.02	29	0.05	0.05	10
	$0.17	$0.18	(6)%	$0.34	$0.35	(2)%

UPB of MSR Purchases by Channel (in billions)
Agency Cash Window / Flow MSR	$3.56	$2.77	29%	6.33	$4.11	54%
Bulk purchases	0.27	4.85	(94)	5.13	0.93	452
Bulk reverse purchases	—	—	n/m	—	0.14	(100)
	$3.83	$7.62	(50)	$11.46	$5.18	121

Total	$9.68	$11.89	(19)%	$21.57	$12.62	71%

Short-term loan commitment (2) (at period end; in millions)
Consumer Direct	$209.1	$203.2	3%	$209.1	$136.1	54%
Correspondent	1,767.5	1,389.8	27%	1,767.5	1,396.3	27%
Total Forward loans	$1,976.6	$1,593.0	24%	$1,976.6	$1,532.4	29%
Reverse loans	33.0	38.3	(14)%	33.0	22.2	49%

Average Headcount - Originations	578	563	3%	571	472	21%
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

Financial Performance
The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024
Revenue
Gain on loans held for sale, net	$15.4	$15.6	(1)%	$31.0	$25.7	20%
Gain on reverse loans held for investment and HMBS-related borrowings, net	6.1	6.9	(12)	12.9	12.5	3
Other revenue, net (1)	8.0	6.2	30	14.2	11.0	29
Total revenue	29.5	28.6	3%	58.1	49.3	18%

MSR valuation adjustments, net	4.2	3.0	40	7.2	4.0	79

Operating expenses
Compensation and benefits	13.8	12.4	12%	26.2	21.5	22%
Origination expense	2.6	1.1	129	3.7	3.7	(1)
Technology and communications	2.3	2.1	11	4.3	3.4	28
Occupancy, equipment and mailing	0.8	0.7	4	1.5	1.0	49
Professional services	0.5	0.5	(11)	1.0	0.8	18
Corporate overhead allocations	3.9	3.9	1	7.8	8.2	(4)
Other expenses	1.7	1.5	17	3.2	2.4	34
Total operating expenses	25.6	22.2	15%	47.9	41.0	17%

Other income (expense)
Interest income	19.4	13.3	45%	32.7	23.8	37%
Interest expense	(18.3)	(12.7)	43	(31.0)	(25.3)	23
Other, net	(0.1)	(0.4)	(68)	(0.5)	(0.3)	(58)
Other income (expense), net	1.0	0.2	453%	1.2	(1.7)	(168)%

Income before income taxes	$9.0	$9.6	(6)%	$18.6	$10.5	76%
(1)Includes $1.0 million ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level for the six months ended June 30, 2024.

Gain on Loans Held for Sale, Net
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volumes and margins (excluding fees that are presented in Other revenue, net):

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024
Origination UPB (1) (in billions)
Correspondent	$5.30	$3.80	40%	$9.10	$6.82	33%
Consumer Direct	0.38	0.30	29	0.68	0.27	152
	$5.68	$4.09	39%	$9.78	$7.09	38%

% Gain on Sale Margin (2)
Correspondent	0.07%	0.15%	(51)%	0.11%	0.24%	(55)%
Consumer Direct	2.99	3.32	(10)	3.13	3.57	(12)
	0.27%	0.38%	(29)%	0.32%	0.36%	(13)%

Gain on Loans Held for Sale
Correspondent	$3.9	$5.7	(31)%	$9.6	$16.1	(40)%
Consumer Direct	11.5	9.9	16	21.3	9.7	121
	$15.4	$15.6	(1)%	$31.0	$25.7	20%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of gain on Loans held for sale to funded UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
Gain on loans held for sale, net for the three months ended June 30, 2025 was flat (decreased 1%) compared to the three months ended March 31, 2025, with a $1.8 million decrease in our Correspondent channel offset by a $1.6 million increase in Consumer Direct. The decrease in our Correspondent channel Gain on loans held for sale, net is largely due to a 51% decrease in margin, partly offset by a 40% increase in loan production volume, including Ginnie Mae loans, consistent with the seasonal industry volume trend (up 42% quarter over quarter, based on average of MBA and Fannie Mae data). The increase in our Consumer Direct channel Gain on loans held for sale, net is primarily driven by the 29% increase loan funded volume, partly offset by the 10% decrease in margin. The increase in volume is largely explained by the increase in our recapture capability despite elevated mortgage rates. The decline in margins of our Correspondent and Consumer Direct channels is mostly attributable to the volatile market conditions in April 2025.
Compared to the six months ended June 30, 2024, Gain on loans held for sale, net for the six months ended June 30, 2025 increased $5.2 million, with an $11.7 million increase in our Consumer Direct channel partly offset by a $6.4 million decrease in our Correspondent channel. The increase in Consumer Direct gain is driven by a 152% increase in loan funded volume, largely attributed to our increased recapture operational capability. In our Correspondent channel, the $6.4 million decrease is driven by the 55% decline in margin, partially offset by the 33% increased loan production volume, attributed to our MSR growth and replenishment strategy. The decline in margin is largely due to the volatile market conditions in the second quarter of 2025 discussed above.
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

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024
Origination UPB (1) (in billions)	$0.17	$0.18	(6)%	$0.34	$0.35	(2)%
Origination margin (2)	3.66%	3.92%	(7)	3.79%	3.58%	6
Gain on reverse loans held for investment and HMBS-related borrowings, net (Originations)	$6.1	$6.9	(12)%	$12.9	$12.5	3%

(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain to funded UPB; includes loan fees.
Gain on reverse loans held for investment and HMBS-related borrowings, net remained mostly flat for the periods presented, with both margins and volume relatively stable. The Reverse Originations production volume remains at a historical low level due to elevated interest rates.
Other Revenue, net
Other revenue, net consists primarily of correspondent and broker fees, and also includes setup fees earned for loans boarded on our servicing platform. Changes in Other revenue, net for the periods presented are primarily attributed to production volume changes, with a $1.0 million ancillary fee income related to MSR acquisitions recognized in the six months ended June 30, 2024.
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
Operating Expenses
Operating expenses for the three months ended June 30, 2025 increased $3.4 million, or 15% compared to the three months ended March 31, 2025 primarily due to $1.5 million higher Origination expense, driven by higher production volume, and $1.4 million higher Compensation and benefits largely due to higher commissions on higher production volume.
Compared to the six months ended June 30, 2024, Operating expenses for the six months ended June 30, 2025 increased $6.8 million primarily due to a $4.8 million increase or 22% in Compensation and benefits driven by higher commissions on higher production volume, as well as an increase in incentive compensation and an increase in average headcount. Origination expense was mostly flat (decreased 1%), as a provision release for representation and warranty indemnification obligations during the six months ended June 30, 2025 due to favorable demand resolutions was largely offset by increased other Origination expense on higher production volume.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans during the pipeline period prior to securitization or sale to investors. Interest expense is incurred to finance the mortgage loans during the same pipeline period. We finance mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines generally indexed on short term rates like SOFR. Our net interest margin is driven by the difference between the average mortgage note rate and the average warehouse line cost of funds, the average balance of loans and by the average number of days loans remain in the pipeline. The improvement in our net interest margin, periods-over-periods is attributable to the reduction of short term interest rates relative to mortgage rates and the increase in the average pipeline loan balance.

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

The following table presents selected results of operations of Corporate. The amounts presented are before the allocation and elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2025	2025		2025	2024

Revenue	$—	$—	n/m	$—	$—	n/m

Operating expenses
Compensation and benefits	24.2	21.9	10%	46.1	37.3	24%
Professional services	6.8	15.9	(57)	22.7	12.0	89
Technology and communications	5.7	5.5	5	11.2	9.9	13
Servicing and origination	(0.1)	0.2	(169)	0.1	0.8	(91)
Occupancy, equipment and mailing	0.4	0.4	8	0.7	0.8	(3)
Other expenses	1.3	1.6	(13)	2.9	2.8	5
Total operating expenses before corporate overhead allocations	38.3	45.4	(16)%	83.7	63.6	32%
Corporate overhead allocations
Servicing segment	(13.1)	(12.4)	5%	(25.5)	(21.7)	18%
Originations segment	(3.9)	(3.9)	1	(7.8)	(8.2)	(4)
Total operating expenses	21.3	29.1	(27)%	50.4	33.7	49%

Other income (expense), net
Interest income	1.1	1.1	2%	2.1	2.3	(6)%
Interest expense	(6.3)	(6.4)	(1)	(12.7)	(22.4)	(43)
Gain on extinguishment of debt	—	—	n/m	—	1.4	(100)
Other, net	(0.1)	0.8	(107)	0.8	0.4	80
Other income (expense), net	(5.3)	(4.5)	17%	(9.8)	(18.2)	(46)%

Loss before income taxes	$(26.6)	$(33.6)	(21)%	$(60.2)	$(51.9)	16%
Operating Expenses
Operating expenses before corporate overhead allocations declined by $7.1 million, or 16%, for the three months ended June 30, 2025 compared to the three months ended March 31, 2025, primarily driven by a $9.1 million decline in Professional services, partially offset by a $2.3 million increase in Compensation and benefits. The decline in Professional services is primarily due to an increase in our accrual for probable losses during the three months ended March 31, 2025 in connection with the settlement of a legacy litigation matter. The increase in Compensation and benefits is mostly due to higher incentive compensation expense primarily driven by an increase in the fair value of cash-settled share-based awards during the three months ended June 30, 2025 (higher stock price).
Operating expenses before corporate overhead allocations increased by $20.2 million, or 32%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Professional services increased $10.7 million mostly driven by an increase in our accrual for probable losses during the three months ended March 31, 2025 in connection with the settlement of a legacy litigation matter, as disclosed above. Compensation and benefits increased $8.8 million mostly due to higher incentive compensation, primarily driven by an increase in the fair value of cash-settled share-based awards during the six months ended June 30, 2025 (increase in our stock price vs. a decrease in the comparative period), and higher salaries and benefits expense due to an increase in average headcount (mostly in the U.S.).
Other Income (Expense)
Interest expense for the three months ended June 30, 2025 was flat (decreased $0.1 million) as compared to the three months ended March 31, 2025.
The $9.6 million reduction in interest expense for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is driven by the corporate debt refinancing which resulted in both a lower corporate debt balance and a lower effective interest rate. In the fourth quarter of 2024, we issued new corporate debt ($500.0 million principal balance of 9.875% Senior Notes Due 2029) and redeemed the existing corporate debt (the 7.875% PMC Senior Secured Notes due 2026 and the 12% Onity Senior Secured Notes due 2027.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with existing and potential lenders and as a result add, terminate, replace or extend our debt agreements to the extent necessary to finance our operations and growth and optimize our financing costs. In addition, we completed the following key transactions during the six months ended June 30, 2025 impacting our liquidity:
•Increased the borrowing capacity under a GSE MSR facility from $500.0 million to $650.0 million in January 2025, and subsequently decreased the borrowing capacity under another GSE MSR facility from $400.0 million to $250.0 million in February 2025.
•Entered into a one-year $70.0 million PLS MSR financing agreement in February 2025. The financing agreement is structured as a repurchase agreement and was entered into upon the final repayment of the amortizing PLS 2022 Notes.
•In connection with the transfer of certain GSE MSR investment activities between our licensed entities in the second quarter of 2025 (PHH and PAS - See Note 20 – Regulatory Requirements), we completed the following:
◦Issued variable-rate advance receivable notes (PGAF Series 2025-VF1) with a maximum borrowing capacity of $350.0 million and an Expected Repayment Date of May 28, 2027. Concurrently, we reduced the maximum borrowing capacity under the existing OMART and OGAF advance facilities from $500.0 million to $350.0 million and from $200.0 million to $100.0 million, respectively.
◦Entered into a new GSE MSR facility at PAS with similar terms to the existing PHH facility, with an aggregate capacity of $650.0 million, further increased to $750.0 million in June 2025.
◦Repaid the amount due under an existing $250.0 million GSE MSR facility at PHH and PAS entered into a new facility with similar terms, including the same borrowing capacity and a maturity date of May 2027.
•Increased the borrowing capacity under the GNMA MSR facility from $300.0 million to $400.0 million in June 2025.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows (see Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information):

	June 30, 2025			December 31, 2024
	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)
Advance facilities	$814	$458	$14	$714	$234	$64
Mortgage loan financing facilities	2,712	78	868	2,553	213	1,294
MSR financing facilities	1,470	135	138	1,200	235	55
Total	$4,996	$671	$1,020	$4,467	$681	$1,413
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

At June 30, 2025, we had $23.8 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral as follows:

	June 30, 2025
	Total	Committed	Uncommitted
Advance facilities	$—	$—	$—
Mortgage loan financing facilities	0.5	—	0.5
MSR financing facilities	23.3	3.9	19.4
Total available borrowing capacity based on eligible collateral	$23.8	$3.9	$19.9
At June 30, 2025, our total liquidity of $218.1 million included $194.3 million of unrestricted cash and $23.8 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral as described above. With total liquidity of $248.5 million at December 31, 2024, the decrease is mostly attributed to our originations growth in owned MSRs.
We manage our liquidity on a daily basis to fund our business and comply with debt covenants and regulatory liquidity requirements. Our liquidity position may vary significantly during a given month, generally with the lowest liquidity amount around mid-month due to the cash flow remittance requirements under our servicing agreements and the highest around or a few days after month end as we collect monthly installments from borrowers and benefit from float balances. Other factors include but are not limited to daily variation margins with our derivative instruments and MSR financing facilities. It is not uncommon for our liquidity to materially decline from peak to trough within a month and recover through borrower payment behaviors.
We optimize our daily cash position to reduce financing costs while closely monitoring our liquidity needs and ongoing funding requirements. We regularly monitor and project cash flows over various time horizons to anticipate and mitigate liquidity risk. We maintain liquidity buffers to be responsive to the level of risks, including liquidity peaks and troughs, stressed market interest rate conditions and operational risk.
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
We have short-term commitments to lend $2.0 billion in connection with our forward and reverse mortgage loan IRLCs outstanding at June 30, 2025. In addition, we have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $3.0 billion at June 30, 2025. During the six months ended June 30, 2025, we funded $157.0 million of the $3.1 billion borrowing capacity available as of December 31, 2024. We are able to immediately securitize these borrower draws or advances under the Ginnie Mae program. As an HMBS issuer, we are required to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). We carry these repurchases until reimbursement by HUD and/or property liquidation if inactive. Our reverse subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice.
Regarding the current maturities of our borrowings, as of June 30, 2025, we have approximately $3.1 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $1.9 billion of borrowings under forward and reverse mortgage loan financing facilities, $296.7 million outstanding under advance financing facilities based on expected repayment, $0.9 billion outstanding under GSE and Ginnie

Mae MSR financing facilities maturing in the next 12 months, and $63.9 million outstanding under a new MSR financing (repurchase) agreement.
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
We are generally subject to daily margining requirements under the terms of our MSR financing facilities and daily cash calls for our TBAs, interest rate futures or other derivatives. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under MSR financing facilities. Similarly, declines in fair value of our derivative instruments require that we provide additional collateral to the clearing counterparties. While the objective of our hedging strategy is to reduce volatility due to interest rates, it is also designed to address cash and liquidity considerations. Refer to the sensitivity analysis in Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
We use mortgage loan repurchase and participation facilities (commonly called warehouse lines) to fund newly-originated or purchased loans on a short-term basis until they are sold or securitized to secondary market investors, including GSEs or other third-party investors, and to fund repurchases of certain Ginnie Mae forward loans, HECM loans, second-lien loans and other types of loans. These facilities contain eligibility criteria that generally include aging and concentration limits by loan type among other provisions. Currently, our financing agreements generally have maximum terms of 364 days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days.
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
Capital Adequacy and Leverage
Our licensed entities are subject to capital requirements by different agencies and regulators, including but not limited to the GSEs, Ginnie Mae and HUD. We believe our licensed entities are adequately capitalized at June 30, 2025 as reflected by the most restrictive regulatory requirements disclosed in Note 20 – Regulatory Requirements.
Our aggregate mezzanine and stockholders’ equity ($531.8 million at June 30, 2025) relative to total assets denotes a high leverage ratio. Our regulators assess our leverage ratio by deducting from total assets the amount of securitized reverse mortgage loans held for investment (HECM loans) pledged to HMBS due to the “lack of true sale accounting treatment of the HMBS Program” as per the Ginnie Mae guide. As of June 30, 2025, as illustrated below, out of $16.5 billion total assets, $10.3 billion securitized HECM loans remain reported on our balance sheet with the associated HMBS liability as they do not meet sale accounting treatment under GAAP. In addition, under the Ginnie Mae risk based capital ratio, HECM loans held for investment are risk-weighted at zero percent.

Condensed Balance Sheet - In $ million	June 30, 2025	December 31, 2024
Loans held for investment, at fair value	$10,471	$11,125
All other assets	6,060	5,310
Total assets	$16,531	$16,435

Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$10,253	$10,872
All other liabilities	5,747	5,070
Total liabilities	16,000	15,942

Mezzanine equity	50	50
Total stockholders’ equity	482	443
Total mezzanine and stockholders’ equity	$532	$493

We conduct our Servicing and Originations businesses with asset-backed financing at high effective advance rates, resulting in a relatively low amount of equity required by lenders to finance our operations, consistent with these asset classes in the industry. Originations/pipeline mortgage loans held for sale are financed by our warehouse financing lines with an advance rate generally exceeding 95%, eligible servicing advances are financed by our match-funded advance financing facilities with an advance rate of approximately 90%, and reverse buyouts (loans held for sale, receivables and REO) are generally financed by OLIT securitization liabilities with an initial effective advance rate exceeding 90% of market value.
Accordingly, we assess our capital needs, structure and leverage predominantly with respect to our capital investments, mainly our owned MSR. We prudently manage amount, risks and returns of our owned MSR within the limits of our available capital, as summarized below:

Capital Investment Allocation and Structure At June 30, 2025 (in $ million)	Assets	Collateralized Financing / Liabilities (1)	Net
MSR, at fair value (1)(2)	$2,633	2,001	$632
Reverse loans held for investment, at fair value (1)(3)	10,471	10,330	141
Other assets pledged to collateralized financing facilities (1)(4)	2,709	2,497	211
Other (1)(5)	719	683	36
Total	$16,531	$15,511	$1,020

Equity and debt capital structure:
Corporate debt - Senior Notes due 2029			$489

Mezzanine equity			50
Stockholders’ common equity			482
Total mezzanine and stockholders’ equity			$532

Total capital			$1,020

(1)See Note 12 – Borrowings, Collateral table.
(2)Includes $1,724 million owned MSR and $1,183 million MSR financing facilities, excluding ESS ($541 million net).
(3)Includes $129 million unsecuritized HECM loans and tails, $77 million associated warehouse mortgage loan financing ($53 million net), and $88 million of HECM net asset value or economic reverse MSR.
(4)Other assets include Advances, net, Loans held for sale, at fair value, Ginnie Mae claim receivables, net, REO and Debt service accounts (a component of Restricted cash).
(5)Assets that are not subject/pledged to collateralized financing facilities and liabilities that are not financing facilities. Assets include Cash and cash equivalents, Other restricted cash, Contingent loan repurchase asset, Other assets excluding REO, Premises and equipment, and Receivables, net excluding Ginnie Mae claims. Liabilities include Other liabilities and Contingent loan repurchase liability.
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Onity and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Onity and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements is for a minimum of $70.3 million in consolidated liquidity, as defined, under certain of our mortgage loan financing and MSR financing facilities agreements. At June 30, 2025, we held unrestricted cash in excess of this minimum amount. Refer to Note 20 – Regulatory Requirements for our regulatory capital and liquidity requirements.
Ginnie Mae announced a new risk-based capital ratio effective on December 31, 2024 for Ginnie Mae issuers. Ginnie Mae issued a waiver extending the deadline by which PHH must meet the risk-based capital ratio requirements to October 1, 2025. PHH will be required to maintain a minimum of 6% ratio of Adjusted Net Worth less Excess MSRs, as defined, to risk weighted assets. In the second quarter of 2025, in order to achieve and maintain compliance with the Ginnie Mae RBCR requirements, we transferred certain GSE MSR investment activities previously conducted by PHH to PAS, a wholly owned subsidiary of PHH Corporation, with PHH retaining the subservicing. As of June 30, 2025, we believe PHH was in compliance with RBCR requirements.
In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the covenants in our debt agreements as of June 30, 2025.
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

Our cash flows are summarized as follows:

$ in millions	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(747)	$(375)
Net cash provided by investing activities	887	128
Net cash provided by (used in) financing activities	(149)	241
Net decrease in cash, cash equivalents and restricted cash	$(9)	$(6)
Cash, cash equivalents and restricted cash at end of period	$257	$249
Our operating cash flows are further summarized below:

	Six Months Ended June 30,
	2025	2024
Cash activity related to origination/acquisition and securitization/sale of loans held for sale, net	$(875)	$(521)
Decrease in advances, net	101	113
Interest paid	(126)	(120)
Other operating cash flows, net	153	153
Net cash used in operating activities	$(747)	$(375)
Cash flows for the six months ended June 30, 2025
Our operating activities used $747 million of cash during the period with $875 million net cash paid on loans held for sale, $101 million net collections of servicing advances and $153 million other operating cash inflows, net. The $875 million net cash paid on loans held for sale is attributed to the growth of the pipeline with loan production volume exceeding sales and $143 million originated MSRs. The $101 million net collections of servicing advances was mostly driven by seasonality, as well as lower delinquencies and loan resolutions in our non-Agency MSR portfolio. Operating cash flows included $126 million interest paid on our financing liabilities with relatively higher interest paid on our warehouse financing due to volume growth and lower corporate debt interest payment after our successful refinancing in the fourth quarter of 2024. Other operating cash inflows, net of $153 million, primarily includes collections of servicing fees and ancillary income, payment of operating expenses, and net cash outflow for our hedging derivative activities during the period.
Our investing activities provided $887 million of cash. Cash inflows primarily include $1,018 million net cash received in connection with our HECM reverse mortgages, with increased collections driven by the portfolio acquired from Waterfall, and $23 million proceeds from sales of real estate. The increase in our reverse mortgage collections in the six months ended June 30, 2025 was largely offset by the increase in our HMBS borrowings repayment under the terms of the Ginnie Mae securitization - see below paragraph. Offsetting cash outflows include $151 million to invest in MSRs as part of our growth strategy.
Our financing activities used $149 million of cash. Cash outflows primarily include $967 million net cash repaid in connection with our reverse HMBS related borrowings, with $1,545 million of repayments of borrowings (see above discussion of collection drivers), partly offset by $578 million received in connection with our reverse mortgage securitizations of our new production, and which are accounted for as secured financings. Other cash outflows include $75 million of net repayments on advance match funded liabilities due to the decline in servicing advances, and $35 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. Offsetting financing cash inflows are primarily comprised of $262 million net drawdown on MSR financing facilities due to the increase in the MSR portfolio and $656 million net from borrowings under our mortgage loan financing facilities due to the increase in loans held for sale.
Cash flows for the six months ended June 30, 2024
Our operating activities used $375 million of cash primarily due to net cash paid on loans held for sale of $521 million as loan production volume exceeded sales, including $95 million for the purchase of reverse mortgage buyouts (government-insured loans and claim receivables), and $102 million originated MSRs. Offsetting operating cash inflows include net collections of servicing advances of $113 million driven by seasonal activity and our increased collection efforts on legacy advances and earnings distributions of $6 million received from our equity method investee MAV Canopy.
Our investing activities provided $128 million of cash. Investing cash inflows primarily include $96 million proceeds from sales of MSRs, $79 million net cash inflows in connection with our HECM reverse mortgages, $12 million proceeds from sales of real estate as part of our asset recovery strategy, $9 million received from the sale of advances in connection with sales of

MSRs, and $6 million of capital distributions received, net of contributions, from our equity method investee MAV Canopy. Offsetting cash outflows include $62 million to purchase MSRs and $12 million to purchase real estate primarily in connection with our reverse mortgage buyout transaction.
Our financing activities provided $241 million of cash. Financing cash inflows are primarily comprised of $472 million net from borrowings under our mortgage loan financing facilities due to the increase in loans held for sale, including $247.8 million with the issuance of the OLIT securitization of reverse mortgage buyouts, $18 million of proceeds from the sale of MSRs accounted for as a financing in connection with sales of MSRs, and $13 million of net proceeds on MSR financing facilities. Offsetting cash outflows include $95 million of net repayments on advance match funded liabilities due to the decline in servicing advances, and $37 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. We also paid $45 million to repurchase $47 million of our 7.875% PMC Senior Secured Notes. Cash inflows of $508 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, were more than offset by repayments on the related financing liability of $588 million.

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
Our accounting policies and estimates involving significant judgments primarily relate to fair value measurements, income taxes, allowance for losses, and loss contingencies, including indemnification obligations and litigation proceedings. We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures, including but not limited to MSRs, Other financing liabilities, Loans held for sale, Loans held for investment-Reverse mortgages, and HMBS-related borrowings. As of June 30, 2025, 92% of our assets and 69% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs. See Note 3 – Fair Value for the carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring and nonrecurring basis or disclosed, but not measured, using fair value
Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.” There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
The hedge coverage ratio, defined as the ratio of hedge (including reverse MSR) to asset rate sensitivity (referred to as DV01) is subject to lower and upper target thresholds under our policy. We regularly evaluate the hedge coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, liquidity impacts under shock scenarios, and other factors. As the market dictates, management may choose to maintain the hedge coverage ratio at different thresholds, with approval of the Market Risk Committee, in order to preserve liquidity, improve hedge effectiveness and/or optimize asset returns.
Effective December 2023, we established a targeted hedge coverage ratio range between 95% and 105%. In April 2024, we changed the risk measure to a dollar DV01 that resulted in an equivalent range of approximately 90% to 110%. In May 2025, we established a new targeted hedge coverage ratio of 85% with a range between 80% and 100%.
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
Pipeline Hedging Strategy - Loans Held for Sale and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 75 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 to 30 days. Loans held for sale are generally funded and sold within 5 to 30 days. This interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, thus preserving the initial gain on sale margin at lock date. The net daily market risk position of net pull-though adjusted locks and loans held for sale, less the offsetting hedges of the pipeline, is monitored daily and its daily limit is +/- 5%. Actual fair value changes of derivatives may not fully offset fair value changes of the IRLCs and loans due to many factors including basis risk or market volatility, We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net or Gain on reverse loans held for investment and HMBS-related borrowings, net in our consolidated statements of operations.
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
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at June 30, 2025, given hypothetical instantaneous parallel shifts in the yield curve. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear, among other factors.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$5	$(5)
Loans held for investment - Unsecuritized HECM loans and tails	—	—
Loans held for sale	19	(23)
Derivative instruments	14	(11)
Total MSRs - Agency and non-Agency (1)	(40)	39
IRLCs	(2)	2
Total, net	$(5)	$2
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
Based on June 30, 2025 balances, if interest rates were to decrease by 100 bps, we estimate a net positive impact on our profitability of approximately $4.7 million resulting from a decrease of $28.3 million in annual interest income and other credits on cash deposits and float balances, and a decrease of $33.0 million in annual interest expense on our variable-rate debt.
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2025.
Based on such evaluation, management concluded that our disclosure controls and procedures as of June 30, 2025 were (1) designed and functioning effectively to ensure that material information relating to Onity, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Onity in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 22 – Contingencies to the Unaudited Consolidated Financial Statements for a description of our material legal proceedings. That information is incorporated into this item by reference.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Included as Exhibit 101).
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
Sean B. O’Neil
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: August 5, 2025