Form 10-Q
period 2025-09-30
ONITY GROUP INC.
filed 2025-11-06
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of November 3, 2025: 8,058,874 shares

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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan”, “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 and the following:

•the potential for ongoing disruption in the financial markets and in commercial activity generally related to changes in monetary and fiscal policy, United States political developments, geopolitical events and other sources of instability, including the ongoing federal government shutdown;
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
•the impact of non-renewal by Rithm Capital Corp. (Rithm) of its subservicing agreements with us effective January 31, 2026, including the timing for servicing transfer, the extent to which we will restructure our operations and support functions and the timing for doing so, and our ability to offset reduced subservicing income with other income-generating activities;
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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$172.8	$184.8
Restricted cash ($31.4 and $29.1 related to variable interest entities (VIEs))	98.4	80.8
Mortgage servicing rights (MSRs), at fair value	2,762.9	2,466.3
Advances, net ($346.0 and $481.8 related to VIEs)	435.1	577.2
Loans held for sale, at fair value ($678.6 and $575.4 related to VIEs)	1,915.6	1,290.2
Loans held for investment, at fair value	10,117.4	11,125.3
Receivables, net ($37.6 and $31.9 related to VIEs)	167.4	176.4
Premises and equipment, net	9.8	11.0
Other assets ($18.6 and $15.7 carried at fair value) ($60.5 and $42.0 related to VIEs)	119.4	111.3
Contingent loan repurchase asset	308.4	412.2
Total assets	$16,107.4	$16,435.4

Liabilities and Stockholders’ Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$9,924.6	$10,872.1
Other financing liabilities, at fair value ($307.1 and $322.7 due to related party)	822.0	846.9
Advance match funded liabilities ($320.1 and $416.5 related to VIEs)	320.6	417.1
Mortgage loan financing facilities, net ($613.9 and $481.9 related to VIEs)	2,062.3	1,528.2
MSR financing facilities, net	1,223.2	957.9
Senior notes, net	489.0	487.4
Other liabilities ($27.5 and $28.0 carried at fair value)	406.0	420.6
Contingent loan repurchase liability	308.4	412.2
Total liabilities	15,556.1	15,942.5

Commitments and Contingencies (Notes 21 and 22)

Mezzanine Equity
Series B Preferred stock, $0.01 par value and $25.00 liquidation preference value; 2,400,000 shares authorized; 2,111,786 and 2,111,787 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	49.9	49.9

Stockholders’ Equity
Common stock, $0.01 par value; 13,333,333 shares authorized; 8,058,874 and 7,873,053 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	0.1	0.1
Additional paid-in capital	555.2	559.3
Accumulated deficit	(55.3)	(117.6)
Accumulated other comprehensive income, net of income taxes	1.4	1.2
Total stockholders’ equity	501.4	442.9
Total liabilities, mezzanine equity and stockholders’ equity	$16,107.4	$16,435.4

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Servicing and subservicing fees	$217.5	$211.1	$632.1	$626.5
Gain on reverse loans held for investment and HMBS-related borrowings, net	13.0	18.0	48.7	41.9
Gain on loans held for sale, net	34.1	25.8	56.3	53.2
Other revenue, net	15.7	10.8	39.6	29.6
Total revenue	280.3	265.7	776.7	751.2

MSR valuation adjustments, net	(45.0)	(31.5)	(111.1)	(75.8)

Operating expenses
Compensation and benefits	63.3	59.5	181.7	168.1
Servicing and origination	15.6	11.1	41.6	40.0
Technology and communications	15.9	13.2	46.4	38.9
Professional services	18.3	17.3	49.3	40.1
Occupancy, equipment and mailing	9.1	7.9	25.4	23.1
Other expenses	3.6	3.4	10.8	10.6
Total operating expenses	125.8	112.4	355.2	320.8

Other income (expense)
Interest income	37.6	24.5	96.0	64.5
Interest expense	(82.9)	(74.2)	(225.6)	(214.6)
Pledged MSR liability expense ($11.0, $11.4, $33.9, and $42.1 on amounts due to related party)	(41.7)	(42.3)	(126.6)	(133.3)
Gain on extinguishment of debt	—	0.3	—	1.8
Earnings of equity method investee	—	0.8	—	6.7
Other, net	0.5	(3.3)	0.9	(6.7)
Other income (expense), net	(86.5)	(94.1)	(255.3)	(281.7)

Income before income taxes	23.1	27.6	55.0	72.9
Income tax expense (benefit)	4.4	6.3	(7.3)	10.9
Net income	18.7	21.4	62.3	62.0
Preferred stock dividend	(1.0)	—	(3.1)	—
Net income attributable to common stockholders	$17.7	$21.4	$59.2	$62.0

Earnings per share attributable to common stockholders
Basic	$2.19	$2.72	$7.42	$7.95
Diluted	$2.03	$2.65	$6.92	$7.74

Weighted average common shares outstanding
Basic	8,055,262	7,860,572	7,984,142	7,797,974
Diluted	8,717,597	8,055,393	8,563,697	8,006,981

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$18.7	$21.4	$62.3	$62.0

Other comprehensive income, net of income taxes:
Change in unfunded pension plan obligation liability	—	—	0.1	1.4
Other	—	—	0.1	—
Comprehensive income	$18.8	$21.4	$62.5	$63.4

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, Net of Income Taxes	Total
	Shares	Amount
Balance at June 30, 2025	8,055,222	$0.1	$554.5	$(74.0)	$1.3	$481.9
Net income	—	—	—	18.7	—	18.7
Preferred stock dividend ($0.49 per share)	—	—	(1.0)	—	—	(1.0)
Equity-based compensation and other	3,652	—	1.8	—	—	1.8
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at September 30, 2025	8,058,874	$0.1	$555.2	$(55.3)	$1.4	$501.4

Balance at June 30, 2024	7,845,055	$0.1	$556.9	$(111.0)	$0.2	$446.2
Net income	—	—	—	21.4	—	21.4
Equity-based compensation and other	23,403	—	0.5	—	—	0.5
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at September 30, 2024	7,868,458	$0.1	$557.4	$(89.6)	$0.2	$468.2

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Balance at December 31, 2024	7,873,053	$0.1	$559.3	$(117.6)	$1.2	$442.9
Net income	—	—	—	62.3	—	62.3
Preferred stock dividend ($1.48 per share)	—	—	(3.1)	—	—	(3.1)
Exercise of common stock warrants	—	—	(3.5)	—	—	(3.5)
Equity-based compensation and other	185,821	—	2.5	—	—	2.5
Other comprehensive income, net of income taxes	—	—	—	—	0.2	0.2
Balance at September 30, 2025	8,058,874	$0.1	$555.2	$(55.3)	$1.4	$501.4

Balance at December 31, 2023	7,684,401	$0.1	$554.5	$(151.6)	$(1.2)	$401.8
Net income	—	—	—	62.0	—	62.0
Equity-based compensation and other	184,057	—	2.9	—	—	2.9
Other comprehensive income, net of income taxes	—	—	—	—	1.4	1.4
Balance at September 30, 2024	7,868,458	$0.1	$557.4	$(89.6)	$0.2	$468.2

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$62.3	$62.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	164.0	130.1
Provision for bad debts (advances and receivables)	13.8	20.5
Provision for indemnification obligations	6.3	1.4
Depreciation	3.3	4.1
Amortization of debt issuance costs and discount	19.4	26.7
Amortization of intangibles	0.7	2.3
Equity-based compensation expense	5.9	5.7
Gain on extinguishment of debt	—	(1.8)
Gain on reverse loans held for investment and HMBS-related borrowings, net	(33.6)	(31.1)
Gain on loans held for sale, net	(56.3)	(53.2)
Changes in assets and liabilities:
Decrease in advances	121.3	140.9
Decrease in receivables and other assets	52.9	23.5
Increase in derivatives	(18.8)	(48.8)
Increase (decrease) in other liabilities	(14.5)	6.2
Cash flows from loans held for sale:
Origination and purchase of loans held for sale	(17,572.2)	(12,265.7)
Proceeds from sale and collections of loans held for sale	16,765.8	11,645.6
Other, net	(37.9)	(24.3)
Net cash used in operating activities	(517.4)	(355.8)

Cash flows from investing activities
Origination of loans held for investment	(794.8)	(804.9)
Principal payments received on loans held for investment	2,341.6	938.1
Purchase of MSRs	(239.4)	(114.8)
Proceeds from sale of MSRs	4.8	193.9
Distribution from (investment in) equity method investee, net	—	7.1
Acquisition of advances in connection with MSR transactions	(4.0)	(0.3)
Proceeds from sale of advances in connection with MSR transactions	0.9	10.2
Purchase of real estate	(16.1)	(32.9)
Proceeds from sale of real estate	35.7	18.0
Additions to premises and equipment	(1.0)	(0.3)
Net cash provided by investing activities	1,327.8	214.2
Cash flows from financing activities
Repayment of advance match funded liabilities, net	(96.5)	(122.5)
Proceeds from mortgage loan financing facilities, net	519.7	636.1
Proceeds from MSR financing facilities	2,233.7	806.2
Repayment of MSR financing facilities	(1,967.1)	(916.2)
Repurchase of Senior notes	—	(68.5)
Payment of debt issuance costs	(4.0)	(6.2)
Proceeds from other financing liabilities - Sale of MSRs accounted for as secured financing	24.0	22.8
Proceeds from other financing liabilities - Excess Servicing Spread (ESS) liability	12.7	—
Repayment of other financing liabilities	(52.8)	(54.7)
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	847.0	792.3
Repayment of HMBS-related borrowings	(2,314.8)	(922.8)
Payment of preferred stock dividend	(3.1)	—
Payment on exercise of common stock warrants	(3.5)	—
Net cash provided by (used in) financing activities	(804.7)	166.6

Net increase in cash, cash equivalents and restricted cash	5.7	25.0
Cash, cash equivalents and restricted cash at beginning of year	265.6	255.1
Cash, cash equivalents and restricted cash at end of period	$271.3	$280.1

Supplemental cash flow information
Interest paid	$187.6	$188.2
Income tax payments (refunds), net
Federal	$(1.7)	$9.5
State	0.8	0.5
Foreign	2.7	1.8
	$1.9	$11.8

Supplemental non-cash investing and financing activities:
Recognition of gross right-of-use asset and lease liability
Right-of-use asset	$1.1	$2.5
Lease liability	1.1	2.5

Derecognition of MSRs and Other financing liabilities, at fair value:
MSR, at fair value	$(12.2)	$(85.7)
Other financing liability, at fair value - MSR pledged liability	(12.2)	(85.7)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$172.8	$201.6
Restricted cash and equivalents:
Debt service accounts	35.1	35.8
Other restricted cash	63.4	42.7
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$271.3	$280.1
The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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
Onity directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including PHH since its acquisition on October 4, 2018, PHH Asset Services, LLC (PAS), Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS). Effective November 27, 2024, Onity completed the sale of its 15% equity interest in MAV Canopy HoldCo I, LLC (MAV Canopy) which invests in mortgage servicing assets through its licensed mortgage subsidiary MSR Asset Vehicle LLC (MAV).
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
We had a total of approximately 4,200 employees at September 30, 2025 of which approximately 2,800 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines provide support services to our loan servicing and originations businesses and our corporate functions.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)
The amendments in this ASU remove references to software development stages and require entities to start capitalizing software costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”).
The amendments in this ASU are effective in the 2028 annual period and in 2029 for interim reporting periods. Early adoption is permitted. The standard may be applied using a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach.

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

The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds received from securitizations	$7,357.7	$4,712.9	$16,542.6	$11,521.0
Servicing fees collected (1)	45.6	35.5	127.6	114.0
Purchases of previously transferred assets, net of claims reimbursed	(3.8)	(1.4)	(10.4)	(7.6)
	$7,399.5	$4,747.1	$16,659.7	$11,627.4
(1)We receive servicing fees based upon the securitized loan unpaid principal balance (UPB) and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $116.0 million and $258.9 million during the three and nine months ended September 30, 2025, respectively, and $61.6 million and $163.9 million during the three and nine months ended September 30, 2024, respectively.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	September 30, 2025	December 31, 2024
Carrying value of assets
MSRs, at fair value	$903.8	$734.2
Advances	93.4	129.6
UPB of loans transferred (1)	60,816.8	49,641.2
Maximum exposure to loss (2)	$61,814.0	$50,505.0
(1)Includes $15.5 billion and $11.7 billion of loans delivered to Ginnie Mae as of September 30, 2025 and December 31, 2024, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
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
At September 30, 2025 and December 31, 2024, 2.0% and 2.7%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 4.8% and 7.0%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
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
Financing of Loans Held for Sale, Receivables and Other Assets using SPEs
We consolidate an SPE (trust) in connection with a warehouse mortgage loan financing facility structured as a gestation repurchase facility whereby Agency mortgage loans are transferred by PHH to the trust for collateralization purposes. As of

September 30, 2025 and December 31, 2024, $200.0 million and $200.0 million, respectively, loans held for sale were pledged as collateral for $200.0 million and $200.0 million, respectively, debt certificates issued by the trust. See Note 12 – Borrowings.
We consolidate an SPE (trust) in connection with a warehouse mortgage loan financing facility structured as a repurchase facility with a $350.0 million borrowing capacity. On May 12, 2025, PHH sold beneficial interest certificates (Trust Certificates) issued by the trust and agreed to repurchase such Trust Certificates at a specified future date and specified price. PHH contributed a participation interest in mortgage loans, including claims account receivables and REO properties to the trust and received Trust Certificates representing beneficial interests in the trust assets. As of September 30, 2025, we borrowed $270.6 million under this facility and pledged $297.5 million assets as collateral, representing the participation interest the in loans held for sale, claims account receivables, net and REO properties. See Note 12 – Borrowings.
We consolidate an SPE in connection with a warehouse mortgage loan financing facility structured as a repurchase facility with a $205.0 million borrowing capacity. PHH contributed to the SPE a participation interest in certain mortgage loans. On September 24, 2025, the SPE sold participation interest certificates issued by PHH and agreed to repurchase such participation interest certificates at a specified future date and specified price. PHH received cash and a 100% membership interest in the SPE in exchange for the contributed participation interest. As of September 30, 2025, we borrowed $144.9 million under this facility and pledged $149.6 million assets as collateral, representing the participation interest in the loans held for sale. See Note 12 – Borrowings.
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
The table below presents the carrying value and classification of the assets and liabilities reported on our consolidated balance sheet that are associated with the OLIT securitized reverse mortgage loans buyouts and financing liabilities:

	September 30, 2025	December 31, 2024
Mortgage loans (Loans held for sale, at fair value)	$478.6	$375.4
Receivables, net	37.6	31.9
REO (Other assets)	58.3	39.4
Debt service and Interest reserve accounts (Restricted cash)	23.3	13.3
Total assets	$597.7	$460.0

Outstanding borrowing UPB (Mortgage loan financing facilities, net)	648.0	517.3
Unamortized discount and debt issuance costs (Mortgage loan financing facilities, net)	(34.1)	(35.4)
Accrued expenses and Accrued interest (Other liabilities)	1.3	1.7
Total liabilities	$615.2	$483.6
Financings of Servicing Advances using SPEs
We pledged certain servicing advances as collateral to our advance financing facilities, referred to as advance match funded liabilities, with the use of SPEs that we consolidate and include in our consolidated financial statements. Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt.

The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	September 30, 2025	December 31, 2024
Match funded advances (Advances, net)	$346.0	$481.8
Debt service accounts (Restricted cash)	8.0	14.0
Advance match funded liabilities	320.1	416.5
MSR Financings using SPEs
We consolidate four SPEs (referred to as ESR Trusts) in connection with third-party financing facilities secured by certain of our Fannie Mae and Freddie Mac MSRs (GSE MSRs) and one SPE (PMC PLS ESR Issuer LLC or PLS Issuer) in connection with our PLS MSR financing facility. Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 Class A (PLS Notes) issued by the SPE were redeemed on its maturity in February 2025. Concurrently, in February 2025, in connection with a PLS MSR financing agreement (repurchase agreement) PHH sold the membership interest certificate representing 100% of the limited liability company interests in PLS Issuer and agreed to repurchase such membership interest certificate at a specified future date and specified price.
The table below presents the carrying value and classification of the assets and liabilities of the GSE MSR financing facility:

	September 30, 2025	December 31, 2024
MSRs pledged (MSRs, at fair value)	$941.9	$814.9
Debt service account (Restricted cash)	0.2	1.8
Outstanding borrowings (MSR financing facilities, net)	605.0	440.7
Unamortized debt issuance costs (MSR financing facilities, net)	—	(0.1)

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		September 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale, at fair value (a) (d)	3, 2	$1,915.6	$1,915.6	$1,290.2	$1,290.2
Loans held for investment, at fair value (a)	3	$10,117.4	$10,117.4	$11,125.3	$11,125.3
Advances, net (b)	3	$435.1	$435.1	$577.2	$577.2
Receivables, net (b)	3	$167.4	$167.4	$176.4	$176.4

Financial liabilities
Advance match funded liabilities (b)	3	$320.6	$320.6	$417.1	$417.1
HMBS-related borrowings, at fair value (a)	3	$9,924.6	$9,924.6	$10,872.1	$10,872.1
Other financing liabilities, at fair value (a)	3	$822.0	$822.0	$846.9	$846.9
Mortgage loan financing facilities (b) (c)	3	$2,062.3	$2,067.4	$1,528.2	$1,535.3
MSR financing facilities (b) (c)	3	$1,223.2	$1,215.5	$957.9	$947.6
Senior notes (b) (c)	2	$489.0	$502.5	$487.4	$495.0

		September 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$12.6	$12.6	$(0.5)	$(0.5)
Other derivatives (a)	1	(21.1)	(21.1)	(11.7)	(11.7)

MSRs (a)	3	$2,762.9	$2,762.9	$2,466.3	$2,466.3
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

The following tables present a reconciliation of the changes in fair value of certain Level 3 assets and liabilities that we measure at fair value on a recurring basis (refer to the respective notes for other Level 3 assets and liabilities):

	Three Months Ended September 30,
	2025		2024
	Loans Held for Sale - Fair Value	IRLCs	Loans Held for Sale - Fair Value	IRLCs
Beginning balance	$544.2	$18.1	$296.7	$4.1
Purchases, issuances, sales and settlements
Purchases and other	266.7	—	211.7	—
Issuances (1)	—	68.1	—	33.5
Sales	(108.8)	—	(43.8)	—
Settlements	(54.2)	—	(20.7)	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	(38.7)	—	(27.4)
Loans held for investment, at fair value	6.1	—	1.0	—
Receivables, net	(15.8)	—	(9.2)	—
REO (Other assets)	(15.9)	—	(8.2)	—
Advances (incl. capitalization upon Ginnie Mae modification)	5.6	—	2.1	—
Other	(4.9)	—	0.8	—
Net additions (disposition/derecognition)	78.7	29.4	133.8	6.2
Included in earnings:
Change in fair value (1)	13.7	(34.9)	16.0	(5.1)
Ending balance	$636.7	$12.6	$446.5	$5.2

	Nine Months Ended September 30,
	2025		2024
	Loans Held for Sale - Fair Value	IRLCs	Loans Held for Sale - Fair Value	IRLCs
Beginning balance	$472.9	$(0.5)	$203.1	$5.6
Purchases, issuances, sales and settlements
Purchases and other	560.5	—	437.3	—
Issuances (1)	—	146.1	—	54.7
Sales	(244.0)	—	(120.5)	—
Settlements	(120.0)	—	(68.0)	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	(135.4)	—	(24.6)
Loans held for investment, at fair value	11.8	—	2.9	—
Receivables, net	(36.5)	—	(27.4)	—
REO (Other assets)	(41.3)	—	(15.5)	—
Advances (incl. capitalization upon Ginnie Mae modification)	15.6	—	7.0	—
Other	(4.9)	—	0.8	—
Net additions (disposition/derecognition)	141.2	10.7	216.6	30.1
Included in earnings:
Change in fair value (1)	22.6	2.4	26.9	(30.6)
Ending balance	$636.7	$12.6	$446.5	$5.2
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

Significant unobservable assumptions	September 30, 2025	December 31, 2024
Life in years
Range	0.6 to 7.8	0.4 to 7.6
Weighted average	4.7	4.2
Conditional prepayment rate (CPR), including voluntary and involuntary prepayments (a)
Range	13.1% to 36.2%	13.1% to 31.6%
Weighted average	19.2%	21.3%
Discount rate	4.8%	5.4%
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

Significant unobservable assumptions	September 30, 2025		December 31, 2024
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	7.0%	7.7%	6.4%	7.8%
Weighted average delinquency rate	1.2%	10.8%	1.2%	10.4%
Weighted average discount rate	9.4%	10.9%	10.0%	10.9%
Weighted average cost to service (in dollars)	$71	$195	$71	$193

Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of September 30, 2025 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Change in weighted average prepayment speeds (in percentage points)	0.8	1.6
Change in fair value due to change in weighted average prepayment speeds	$(77.5)	$(151.5)
Change in weighted average discount rate (in percentage points)	0.9	1.9
Change in fair value due to change in weighted average discount rate	$(94.6)	$(181.9)
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

Significant unobservable assumptions	September 30, 2025	December 31, 2024
Life in years
Range	0.6 to 7.8	0.4 to 7.6
Weighted average	4.7	4.2
Conditional prepayment rate
Range	13.1% to 36.2%	13.1% to 31.6%
Weighted average	19.2%	21.3%
Discount rate	4.7%	5.3%
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

Significant unobservable assumptions	September 30, 2025	December 31, 2024
Weighted average prepayment speed	5.5%	5.4%
Weighted average delinquency rate	3.0%	3.0%
Weighted average subservicing life (in years)	4.8	4.7
Weighted average discount rate	9.7%	10.3%
Weighted average cost to service (in dollars)	$131	$133
Significant changes in these assumptions in isolation would result in a significant change in fair value.
ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability is carried at fair value and classified as Level 3 within the valuation hierarchy. The ESS financing liability consists of the obligation to remit to a third party a specified percentage of future servicing fee collections on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The fair value of the ESS financing liability is determined using a third-party valuation expert. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, to incorporate discount rate assumption updates for the underlying MSR or other factors, as provided by third-party valuation expert. At September 30, 2025 and December 31, 2024, the weighted average discount rate of the ESS financing liability was 9.9% and 10.0%, respectively. Refer to MSRs above for a description of other significant unobservable assumptions.
Derivative Financial Instruments
IRLCs are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale - Fair Value
The following table presents the estimated fair value of Loans held for sale:

	September 30, 2025	December 31, 2024
Unpaid principal balance	$2,001.2	$1,401.2
Premium (discount)	(69.0)	(91.6)
Unrealized gain (loss)	(16.6)	(19.4)
Total fair value	$1,915.6	$1,290.2
The following table presents the composition of Loans held for sale, at fair value by type:

	September 30, 2025	December 31, 2024
GSE loans	$605.4	$610.8
Government- Forward loans	638.1	215.5
Forward loans repurchased from Ginnie Mae guaranteed securitization (1)	43.6	26.1
Reverse loans (2)	577.3	432.4
Other residential mortgage loans	51.3	5.3
Total fair value	$1,915.6	$1,290.2
(1)Pursuant to Ginnie Mae servicing guidelines.
(2)Includes reverse mortgage loans purchased from Ginnie Mae securitization pools that reached the 98% of maximum claim amount and are generally liquidated through foreclosure and subsequent sale of the REO properties. As of September 30, 2025 and December 31, 2024, the balance includes $478.6 million and $375.4 million, respectively, of loans pledged as collateral for the Asset-Backed Notes issued by OLIT. Also see Note 2 – Securitizations and Variable Interest Entities and Note 12 – Borrowings.

The following table presents the activity of Loans held for sale, at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$2,048.3	$1,103.9	$1,290.2	$674.2
Originations and purchases	7,410.2	4,856.2	17,572.2	12,265.6
Proceeds from sales	(7,421.0)	(4,733.8)	(16,636.6)	(11,571.2)
Principal collections	(57.8)	(23.5)	(129.2)	(74.1)
Transfers from (to):
Loans held for investment, at fair value	6.1	1.0	11.8	2.9
Receivables	(15.8)	(9.2)	(36.5)	(27.4)
REO (Other assets)	(15.9)	(8.2)	(41.3)	(15.5)
Advances (incl. capitalization upon Ginnie Mae modifications)	5.5	2.1	15.7	7.0
Fair value gain (loss) on loans held for sale, at fair value (1)	(48.6)	(0.1)	(157.5)	(82.3)
Other (2)	4.6	7.2	26.8	16.4
Ending balance	$1,915.6	$1,195.5	$1,915.6	$1,195.5
(1)See below table of Gain (loss) on loans held for sale, net, excluding MSRs retained on transfers of forward mortgage loans.
(2)Includes capitalized interest on reverse loans, reported within Interest income.
The following table presents the components of Gain (loss) of loans held for sale at fair value, net:

Gain (Loss) on Loans Held for Sale, Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
MSRs retained on transfers of forward mortgage loans	$116.0	$61.6	$258.9	$163.9
Gain (loss) on sale of forward mortgage loans (1)	(43.7)	(7.9)	(160.3)	(85.7)
Gain (loss) on sale of repurchased Ginnie Mae loans (1)	0.1	—	(1.6)	(1.0)
Change in fair value of loans held for sale	(5.0)	7.8	4.5	4.4
Gain on loans held for sale, at fair value	67.4	61.4	101.5	81.7
Gain (loss) on economic hedge derivative instruments	(26.5)	(36.0)	(54.7)	(26.3)
Change in fair value of IRLCs	(5.7)	1.1	12.1	(0.4)
Provision for representation and warranty obligations	(1.1)	(0.8)	(2.6)	(1.7)
	$34.1	$25.8	$56.3	$53.2
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.

Note 5 - Reverse Mortgages
The following table presents the estimated fair value of reverse mortgage loans held for investment:

	September 30, 2025	December 31, 2024
Unpaid principal balance	$9,635.0	$10,699.5
Fair value adjustments	482.4	425.8
Total fair value	$10,117.4	$11,125.3

The following table presents the composition of reverse mortgage loans held for investment, at fair value by type:

	September 30, 2025	December 31, 2024
HECM loans - securitized, pledged to HMBS-related borrowings (1)	$10,017.3	$10,950.8
New HECM loan originations and HECM loan tails (2) - unsecuritized	100.1	174.5
Total fair value	$10,117.4	$11,125.3
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
The following table summarizes the activity in reverse mortgage loans held for investment and HMBS related borrowings that do not qualify for sale accounting:

	Three Months Ended September 30,
	2025		2024
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$10,470.8	$(10,253.1)	$8,222.4	$(8,035.4)
Originations	249.3	—	284.7	—
Securitization of HECM loans accounted for as a financing	—	(269.3)	—	(284.6)
Additional proceeds from securitization of HECM loans and tails	—	(5.9)	—	(2.2)
Repayments (principal payments received)	(778.3)	770.2	(338.8)	334.8
Transfers to:
Loans held for sale, at fair value	(6.1)	—	(1.0)	—
Receivables	(1.4)	—	(0.5)	—
REO (Other assets)	(0.5)	—	(0.2)	—
Other	4.9	—	(2.7)	—
Fair value gains (losses) included in earnings (1)	178.6	(166.5)	162.4	(145.0)
Ending balance	$10,117.4	$(9,924.6)	$8,326.3	$(8,132.5)

	Nine Months Ended September 30,
	2025		2024
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$11,125.3	$(10,872.1)	$7,970.0	$(7,797.3)
Originations	794.8	—	804.9	—
Securitization of HECM loans accounted for as a financing	—	(847.0)	—	(792.3)
Additional proceeds from securitization of HECM loans and tails	—	(13.0)	—	(8.6)
Repayments (principal payments received)	(2,341.6)	2,314.8	(937.7)	922.8
Transfers to:
Loans held for sale, at fair value	(11.8)	—	(2.9)	—
Receivables	(6.3)	—	(1.9)	—
REO (Other assets)	(0.8)	—	(0.2)	—
Other	4.8	—	(2.7)	—
Fair value gains (losses) included in earnings (1)	553.1	(507.2)	496.8	(457.1)
Ending balance	$10,117.4	$(9,924.6)	$8,326.3	$(8,132.5)
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
The following table presents the Fair value gains (losses) on reverse loans held for investment and HMBS-related borrowings included in earnings:

Fair value gains (losses) included in earnings	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value gains (losses) of Reverse loans held for investment	$178.6	$162.4	$553.1	$496.8
Fair value gains (losses) of HMBS related borrowings	(166.5)	(145.0)	(507.2)	(457.1)
Total fair value gains (losses) included in earnings	$12.0	$17.3	$45.9	$39.7

The following table presents the components of Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net:

Gain on Reverse Loans Held for Investment and HMBS-related Borrowings, Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gain on new originations (1)	$5.4	$5.5	$16.5	$16.5
Net interest income (servicing fee) (2)	7.8	6.2	24.2	18.2
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net	(1.2)	5.7	5.3	5.0
Fair value gains (losses) included in earnings (3)	12.0	17.3	45.9	39.7
Loan fees and other	1.0	0.7	2.8	2.2
	$13.0	$18.0	$48.7	$41.9
(1)Includes the changes in fair value of newly originated loans held for investment in the period from interest rate lock commitment date through securitization date.
(2)Includes the interest income on loans held for investment less the interest expense on HMBS-related borrowings. The net interest income includes the servicing fee Onity is contractually entitled to on securitized loans.
(3)See breakdown between Loans held for investment and HMBS-related borrowings in the table above.

Note 6 – Advances
The following table presents the composition of servicing advances by type:

	September 30, 2025	December 31, 2024
Principal and interest	$117.7	$150.1
Taxes and insurance	205.3	314.2
Foreclosures, bankruptcy, REO and other (1)	117.7	120.3
Total advances, before allowance for losses	440.7	584.6
Allowance for losses	(5.6)	(7.4)
Advances, net	$435.1	$577.2
(1)     No state represented a balance exceeding 5% of the total advances (based on the underlying property location of the related mortgage loans), except for the state of New York with $26.8 million.
The following table presents the composition of servicing advances by investor:

	September 30, 2025	December 31, 2024
GSE	$41.5	$94.0
Ginnie Mae	52.5	70.6
Non-Agency	341.2	412.6
Advances, net	$435.1	$577.2

The following table summarizes the activity in net advances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance - before Allowance for Losses	$467.8	$559.5	$584.6	$686.1
New advances	225.7	196.3	621.4	599.9
Transfer from (to) Receivables	—	2.0	(0.2)	7.0
Sales of advances	(0.3)	(0.7)	(1.0)	(10.0)
Acquisition of advances in connection with the purchase of MSRs	0.6	0.3	4.0	0.3
Transfer to Loans held for sale (incl. capitalization upon Ginnie Mae modifications)	(5.5)	(2.1)	(15.7)	(7.0)
Collections of advances and other	(247.7)	(224.3)	(752.4)	(745.2)
Ending balance - before Allowance for Losses	440.7	531.1	440.7	531.1

Beginning balance - Allowance for Losses	(6.4)	$(8.9)	(7.4)	(7.3)
Provision expense	(1.5)	(2.2)	(4.5)	(9.3)
Net charge-offs and other	2.3	2.7	6.4	8.2
Ending balance - Allowance for Losses	(5.6)	(8.4)	(5.6)	(8.4)

Ending balance, net	$435.1	$522.7	$435.1	$522.7

Note 7 – Mortgage Servicing
The following table presents the composition of our MSR portfolio:

MSR UPB and Fair Value	September 30, 2025		December 31, 2024
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
Owned MSRs (1)	$2,186.3	$150.9	$1,869.6	$129.8

Rithm and others transferred MSRs (2)	261.3	18.6	266.1	19.0
MAV transferred MSRs (2)	315.3	20.3	330.6	21.5
Total transferred MSR, subject to Pledged MSR liability, at fair value (2)	576.7	38.8	596.7	40.5
Total MSRs	$2,762.9	$189.8	$2,466.3	$170.3
(1)Includes $333.1 million and $338.7 million fair value of MSRs pledged to ESS financing liabilities at September 30, 2025 and December 31, 2024, respectively.
(2)MSRs subject to sale or transfer agreements that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.
The following table presents the composition of our MSR portfolio by investor:

MSR UPB and Fair Value	September 30, 2025		December 31, 2024
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
GSE	$2,098.8	$145.0	$1,902.5	$129.3
Ginnie Mae	465.1	24.8	351.6	19.4
Non-Agency	199.0	20.0	212.2	21.6
Total MSRs	$2,762.9	$189.8	$2,466.3	$170.3

The following table summarizes the delinquency status of the loans underlying our MSRs:

	September 30, 2025				December 31, 2024
Delinquent loans	GSE	Ginnie Mae	Non - Agency	Total	GSE	Ginnie Mae	Non - Agency	Total
30 days	0.9%	4.7%	8.5%	2.8%	1.0%	5.4%	8.4%	3.1%
60 days	0.2	1.5	2.9	0.9	0.2	1.8	3.4	1.1
90 days or more	0.4	2.9	5.9	1.7	0.5	4.5	6.9	2.3
Total 30-60-90 days or more	1.5%	9.1%	17.3%	5.4%	1.8%	11.8%	18.7%	6.5%

The following table summarizes the activity of our MSRs at fair value:

Mortgage Servicing Rights – At Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$2,632.6	$2,327.7	$2,466.3	$2,272.2
Sales	—	(108.8)	0.3	(209.7)
Additions:
Recognized on the sale of residential mortgage loans	116.0	61.6	258.9	163.9
Purchases of MSRs	86.7	53.4	234.0	115.3
Servicing transfers and adjustments (1)	—	(0.1)	(12.0)	(87.1)
Net additions (sales)	202.7	6.1	481.3	(17.6)
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	(5.6)	(53.0)	1.6	141.4
Realization of cash flows	(66.8)	(57.3)	(186.2)	(172.5)
Fair value gains (losses) recognized in earnings	(72.4)	(110.3)	(184.6)	(31.1)

Ending balance	$2,762.9	$2,223.6	$2,762.9	$2,223.6
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

The following table summarizes the components of our servicing and subservicing fee revenue:

Servicing Revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loan servicing and subservicing fees
Servicing fee	$107.3	$91.9	$306.6	$274.0
Subservicing fee	22.0	26.7	68.5	81.0
MAV - Subservicing fee	1.5	2.2	4.5	6.1
MAV - Servicing fee / Transferred MSR (1)	13.1	14.1	39.8	49.9
Rithm and Others-Servicing fee/Transferred MSR (1)	18.4	19.1	56.6	56.9
	162.1	154.0	475.9	467.9
Ancillary income
Custodial accounts (float earnings)	36.4	35.4	95.8	94.5
Late charges	9.4	8.8	28.9	25.5
Reverse subservicing ancillary fees	2.7	5.2	9.2	18.1
Other	6.8	7.7	22.3	20.6
	55.3	57.1	156.2	158.6
Total Servicing and subservicing fees	$217.5	$211.1	$632.1	$626.5

Owned MSR and Subservicing	$181.9	$173.5	$524.1	$507.6
Transferred MSR (1) (2)	35.6	37.6	108.0	118.9
(1)Servicing fees collected on behalf of respective parties related to transferred MSRs that do not achieve sale accounting. See Note 8 — Other Financing Liabilities, at Fair Value.
(2)Includes $4.2 million and $11.6 million for the three and nine months ended September 30, 2025, respectively, and $4.4 million and $12.1 million for the three and nine months ended September 30, 2024, respectively, of ancillary income associated with transferred MSRs that do not achieve sale accounting.
Float balances, on which we earn interest referred to as float earnings (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors and tax and insurance payments) are held in escrow by unaffiliated banks and are excluded from our consolidated balance sheets. Float balances amounted to $3.17 billion and $2.04 billion at September 30, 2025 and December 31, 2024, respectively.

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

			Outstanding Balance
Borrowing Type	Collateral	Maturity	September 30, 2025	December 31, 2024
MSR transfers not qualifying for sale accounting (1):
Pledged MSR liability, at fair value - MAV	MSRs	(1)	$307.1	$322.7
Rights to MSRs Agreements, at fair value - Rithm	MSRs	(1)	108.1	115.1
Pledged MSR liability, at fair value - Others	MSRs	(1)	151.5	145.8
Total Pledged MSR liability, at fair value			566.7	583.5
ESS financing liability, at fair value (2)	MSRs	(2)	255.3	263.3
Total Other financing liabilities, at fair value			$822.0	$846.9
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Pledged MSR liability and ESS financing liability	2025	2024	2025	2024
Beginning balance	$818.1	$840.5	$846.9	$894.4
ESS issuances	12.7	—	12.7	—
MSR transfers
MSR transfers to MAV	0.2	—	0.2	—
MSR transfers to Rithm and others	7.8	5.0	21.9	17.7
Total MSR transfers	7.9	5.0	22.1	17.7
Derecognition of financing liability
Derecognition of financing liability - Rithm	—	(0.1)	—	(0.1)
Derecognition of financing liability - MAV (1)	—	—	—	(85.7)
Derecognition of financing liability - Others	—	—	(12.1)	—
Total derecognition of financing liability	—	(0.1)	(12.2)	(85.7)
Fair value (gain) loss
Changes in fair value due to inputs and assumptions	1.2	(7.4)	5.3	49.0
Realization of expected cash flows	(18.0)	(17.0)	(52.8)	(54.3)
Total fair value (gain) loss	(16.8)	(24.4)	(47.5)	(5.3)
Ending balance	$822.0	$821.0	$822.0	$821.0

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

	Three Months Ended September 30,
	2025			2024
	Rithm and Others (1)	MAV	Total	Rithm and Others (1)	MAV	Total
Servicing fees collected on behalf of MAV, Rithm and others	$18.4	$13.1	$31.4	$19.1	$14.1	$33.2
Less: Subservicing fee retained by Onity	(3.5)	(1.8)	(5.3)	(4.4)	(2.1)	(6.5)
Ancillary fee/income and other settlement (including expense reimbursement)	3.0	(0.2)	2.8	3.4	(0.6)	2.8
Transferred MSR net servicing fee remittance	$17.9	$11.0	28.9	$18.1	$11.4	29.5
ESS servicing spread remittance			12.7			12.8
Pledged MSR liability expense			$41.7			$42.3

	Nine Months Ended September 30,
	2025			2024
	Rithm and Others (1)	MAV	Total	Rithm and Others (1)	MAV	Total
Servicing fees collected on behalf of Rithm, MAV and others	$56.6	$39.8	$96.3	$56.9	$49.9	$106.8
Less: Subservicing fee retained by Onity	(11.1)	(5.5)	(16.7)	(13.4)	(7.0)	(20.4)
Ancillary fee/income and other settlement (including expense reimbursement)	8.4	(0.4)	8.0	8.9	(0.9)	8.0
Transferred MSR net servicing fee remittance	$53.9	$33.9	87.7	$52.4	$42.1	94.4
ESS servicing spread remittance			38.9			38.9
Pledged MSR liability expense			$126.6			$133.3
(1) The information related to Rithm in the above tables relates to the MSR portfolio, referred to as Rights to MSRs (or RMSR), that does not qualify for sale accounting and represented $8.5 billion of UPB as of September 30, 2025 - see below discussion. Other subservicing agreements with Rithm are not reflected in the above table.
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
Rithm Transactions
Starting in 2012, Onity and PHH entered into agreements to sell MSRs and the related servicing advances to Rithm, for which PHH has been retained as subservicer. As of September 30, 2025, all transactions met sale accounting treatment except for the agreement to sell an $8.5 billion MSR portfolio to Rithm, referred to as Rights to MSRs (or RMSR). While most of the economics and risks of the MSR and related advances have contractually transferred to Rithm, the MSR legal title was retained by Onity and the third-party consents required for title transfer were not obtained, causing the transactions to be accounted for as secured financings. Accordingly, we continue to report the $108.1 million MSR and an associated Pledged MSR liability on our consolidated balance sheet (the remaining is treated as subservicing).
The RMSR agreement and subservicing agreements are subject to automatic one-year renewals, unless Onity provides seven months’ advance notice of termination, or Rithm provides three months’ advance notice of termination. In November 2024, Onity and Rithm agreed to extend the subservicing agreements through February 1, 2026, with subsequent, automatic one-year renewals if notice of termination is not provided by July 1, 2026 by Onity or November 1, 2025 by Rithm. Also refer to Note 21 — Commitments, Client Concentration and Note 23 – Subsequent Events.
If Rithm exercises its termination right of the $8.5 billion RMSR agreement, Rithm has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Onity’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the RMSR Agreements. If Rithm is not able to sell the Rights to MSRs or establish a substitute RMSR arrangement with another servicer, Rithm has the right to revoke its termination notice and re-instate the applicable servicing addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the RMSR Agreements would be transferred to up to three subservicers who would subservice under Onity’s oversight. If such a subservicing arrangement were established, Onity would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
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
Note 9 – MSR Valuation Adjustments, Net
The table below presents the components of MSR valuation adjustments, net, that include four MSR related instruments which we account for at fair value with changes in fair value recorded in earnings (also refer to Note 7 – Mortgage Servicing and Note 8 — Other Financing Liabilities, at Fair Value):
(i) the fair value changes of the total MSR portfolio (Total MSRs) recorded on our consolidated balance sheets ($2.8 billion fair value asset at September 30, 2025). Total MSRs include owned MSRs and MSRs that have been sold or transferred to third parties in transactions that do not achieve sale accounting criteria. Owned MSRs include MSRs subject to ESS financing transactions;
(ii) the fair value changes of the Pledged MSR liabilities recorded as liabilities on our consolidated balance sheets when MSR sale accounting criteria are not achieved ($566.7 million fair value liability at September 30, 2025);
(iii) the fair value changes of the ESS financing liabilities for which we elected the fair value option ($255.3 million fair value liability at September 30, 2025); and
(iv) the fair value changes of the derivative instruments economically hedging the MSR exposure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total MSRs	$(72.4)	$(110.3)	$(184.6)	$(31.1)
Pledged MSR liabilities (1)	10.8	17.2	26.7	(0.2)
ESS financing liabilities	6.0	7.2	20.8	5.5

Derivative fair value gain (loss) (MSR economic hedges) (2)	10.6	54.3	25.9	(50.0)

MSR valuation adjustments, net	$(45.0)	$(31.5)	$(111.1)	$(75.8)

Total changes in fair value due to realization of expected cash flows, net	$(48.8)	$(40.2)	$(133.3)	$(118.2)
Total changes in fair value due to rates and assumptions (3)	3.8	8.7	22.2	42.4
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

Note 10 – Receivables

	September 30, 2025	December 31, 2024
Servicing-related receivables:
Government-insured loan claims - Reverse	$64.0	$83.3
Government-insured loan claims - Forward	29.2	31.5
Due from custodial accounts	19.2	12.1
Subservicing fees and reimbursable expenses	17.4	16.4
Receivable from sale of MSRs (holdback)	2.6	9.7
Subservicing fees, reimbursable expenses and other - Due from MAV	1.3	2.1
Other	8.4	7.2
	142.2	162.4
Income taxes receivable (1)	30.1	28.2
Other receivables	5.9	4.0
	178.1	194.6
Allowance for losses	(10.7)	(18.1)
	$167.4	$176.4
(1)Includes $27.6 million at September 30, 2025 from the USVI Bureau of Internal Revenue (BIR) for a refund of income taxes paid in prior years. In December 2022, we executed an agreement with the BIR for payment of the income tax refunds related to tax years 2013 through 2015, plus accrued interest, over a two-year period ending December 31, 2024. The BIR did not make the payment that was due on December 31, 2023 nor any subsequent payments pursuant to the agreement. On February 8, 2024, we filed a lawsuit against the USVI for the refund of income taxes paid in prior years and for the USVI’s breach of the above-referenced agreement; the USVI is defending against such claims and contesting that such refunds are owed. On April 30, 2025, the USVI filed an additional lawsuit against us alleging that we did not meet the conditions for receiving benefits under our Economic Development Commission Certificate. We have filed a motion to dismiss, which remains pending. See Note 22 – Contingencies for additional information.

Allowance for Losses	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$15.3	$20.4	$18.1	$25.1
Provision	3.4	4.1	9.3	11.3
Charge-offs and other, net	(8.0)	(4.9)	(16.8)	(16.7)
Ending balance	$10.7	$19.7	$10.7	$19.7
At September 30, 2025 and December 31, 2024, the allowance for losses related to FHA-, VA- or USDA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $9.9 million and $17.2 million, respectively.

Note 11 – Other Assets

	September 30, 2025	December 31, 2024
REO ($58.3 and $39.4 related to VIEs)	$64.4	$43.9
Prepaid expenses (including prepaid lender fees)	22.1	26.1
Derivatives, at fair value - See Note 15	18.3	15.4
Deferred tax assets, net	3.7	3.2
Intangible assets, net (net of accumulated amortization of $13.7 million and $13.1 million)	2.7	3.3
Derivative margin deposit	1.6	7.4
Prepaid representation, warranty and indemnification claims - Agency MSR sale	—	5.0
Other	6.7	6.8
	$119.4	$111.3

Note 12 – Borrowings

Advance Match Funded Liabilities		Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Expected Repayment Date (1)	Uncommitted	Committed	September 30, 2025	December 31, 2024
$350 million Ocwen Master Advance Receivables Trust (OMART) - Advance Receivables Backed Notes - Series 2025-VF1 (2) (3)	September 2027	$—	$69.7	$280.3	$328.7
$100 million Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (2) (4)	May 2027	—	95.7	4.3	87.8
$350 million PGAF Issuer LLC - Advance Receivables Backed Notes, Series 2025-VF1 (2) (5)	May 2027	—	314.5	35.5	—
$14.4 million EBO Advance facility (6)	May 2026	13.9	—	0.5	0.6
Total Advance match funded liabilities		$13.9	$479.9	$320.6	$417.1

Weighted average interest rate (7)				5.98%	7.25%
(1)The Expected Repayment Date of our facilities, as defined, is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance is required if the note is not renewed or extended. In certain of our advance facilities, there are multiple notes outstanding.
(2)The committed borrowing capacity under the OMART, OGAF and PGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At September 30, 2025, none of the remaining borrowing capacity of these advance financing notes could be used based on the amount of eligible collateral.
(3)In May 2025, the borrowing capacity was reduced from $500.0 million to $350.0 million, of which uncommitted borrowing capacity was reduced from $50.0 million to zero. In September 2025, we issued variable-rate notes (Series 2025-VF1) with a maximum borrowing capacity of $350.0 million and an Expected Repayment Date of September 2027. These notes replaced the Series 2015-VF5 notes with the same borrowing capacity and an Expected Repayment Date of September 2025.
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
(6)At September 30, 2025, none of the remaining borrowing capacity of the facility could be used based on the amount of eligible collateral.
(7)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At September 30, 2025 and December 31, 2024, the balance of unamortized prepaid lender fees was $2.1 million and $2.1 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Loan Financing Facilities			Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	September 30, 2025	December 31, 2024
Financing Agreements
Total mortgage warehouse facilities (2)	Loans held for sale (LHFS), Loans Held for Investment (LHFI), Servicing Advances, Receivables and REO	November 2025-October 2026	$1,416.4	$137.8	$1,448.4	$1,046.3
Securitization Notes:
OLIT Asset-Backed Notes, Series 2023-HB1 (3)	Reverse LHFS, Receivables and REO	June 2036	—	—	85.8	107.3
OLIT Asset-Backed Notes, Series 2024-HB1 (3)	Reverse LHFS, Receivables and REO	February 2037	—	—	123.2	160.9
OLIT Asset-Backed Notes, Series 2024-HB2 (3)	Reverse LHFS, Receivables and REO	August 2037	—	—	206.9	249.1
OLIT Asset-Backed Notes, Series 2025-HB1 (3)	Reverse LHFS, Receivables and REO	June 2038	—	—	232.0	—
Total reverse mortgage securitization notes			—	—	648.0	517.3
Total Mortgage loan financing facilities			$1,416.4	$137.8	2,096.4	1,563.6
Unamortized discount and debt issuance costs - OLIT Notes					(34.1)	(35.4)
Total Mortgage loan financing facilities, net					$2,062.3	$1,528.2

Weighted average interest rate (4)					5.15%	5.46%
(1)Of the borrowing capacity on mortgage loan financing facilities extended on a committed basis, none of the remaining borrowing capacity could be used at September 30, 2025 based on the amount of eligible collateral that could be pledged on a committed basis.
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
(3)In June 2023, February 2024, September 2024 and July 2025, OLIT issued different classes of Asset-Backed Notes with an initial principal amount of $264.9 million, $268.6 million, $330.6 million and $322.5 million at a discount and a mandatory 3-year call date of June 2026, February 2027, August 2027 and June 2028, respectively. We have the option to redeem the notes at any time prior to the mandatory call date, at a 1% premium for a specified period of time after issuance (generally one year) and at par value thereafter. The notes have a stated interest rate of 3.0%, 3.0%, 5.0% and 3.0%, respectively. Payments of interest and principal are made from available funds from a pool of reverse mortgage buyout loans and REOs in accordance with the indenture priority of payments. Also see Note 2 – Securitizations and Variable Interest Entities.
(4)The weighted average interest rate excludes the effect of the amortization of discount, debt issuance costs, and prepaid lender fees. At September 30, 2025 and December 31, 2024, unamortized prepaid lender fees were $1.1 million and $1.0 million, respectively, and are included in Other assets in our consolidated balance sheets. At September 30, 2025 and December 31, 2024, 1-Month (1M) Term Secured Overnight Financing Rate (SOFR) was 4.13% and 4.33%, respectively.

MSR Financing Facilities			Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	September 30, 2025	December 31, 2024
$750 million GSE MSR financing facility (2)	MSRs	January 2026	$—	$145.0	$605.0	$415.1
$400 million Ginnie Mae MSR financing facility (3)	MSRs, Advances	February 2026	103.8	—	296.2	244.7
$70 million PLS MSR financing facility (4)	MSRs	February 2026	8.0	—	62.0	—
$250 million GSE MSR financing facility (5)	MSRs	May 2027	—	9.7	240.3	249.5
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1	MSRs	February 2028	—	—	19.7	23.1
Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 (6)	MSRs	February 2025	—	—	—	25.6
Total MSR financing facilities			$111.8	$154.7	1,223.2	958.0
Unamortized debt issuance costs - PLS facilities (7)					—	(0.1)
Total MSR financing facilities, net					$1,223.2	$957.9

Weighted average interest rate (7)					7.12%	7.18%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $23.4 million of the remaining borrowing capacity could be used at September 30, 2025 based on the amount of eligible collateral that was pledged and could be financed on a committed basis.
(2)Our obligations under this facility are secured by a lien on certain GSE MSRs. Onity guarantees the obligations under this facility. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. In May 2025, the facility was extended to PAS with similar terms to the existing facility with an aggregate borrowing capacity of $650.0 million, that was further increased to $750.0 million in June 2025. In August 2025, the maturity date was extended to January 2026.
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
(5)This facility is secured by a lien on certain of our GSE MSRs and is subject to daily margining requirements. In February 2025, the borrowing capacity was reduced to $250.0 million from $400.0 million and the maturity date was modified to June 30, 2025. In May 2025, we repaid the amount due under the existing PHH facility and PAS entered into a new facility with similar terms, including the same borrowing capacity and a new maturity date of May 2027. Onity guarantees the obligations under the facility.
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
(7)Weighted average interest rate excludes the effect of the amortization of debt issuance costs and prepaid lender fees. At September 30, 2025 and December 31, 2024, unamortized prepaid lender fees related to revolving-type MSR financing facilities were $3.1 million and $2.1 million, respectively, and are included in Other assets in our consolidated balance sheets.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			September 30, 2025	December 31, 2024
Senior Notes Due 2029	9.875%	November 2029	$500.0	$500.0
Less:
Unamortized discount and debt issuance costs			(11.0)	(12.6)
Senior notes, net			$489.0	$487.4
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
Credit Ratings
On October 2, 2025, Moody’s affirmed the Caa1 rating of the $500 million PHH Corporation Senior Notes due in 2029. Moody’s also affirmed the B3 corporate family rating of Onity. The entities’ outlooks are stable.
On October 21, 2024, S&P assigned a B- rating to the $500 million PHH Corporation Senior Notes due in 2029. S&P also affirmed the B- rating of Onity with a Stable Outlook.
Covenants
Under the terms of our debt agreements in effect as of September 30, 2025, we are subject to various affirmative and negative covenants. Collectively, these covenants include:
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at September 30, 2025 is a minimum of $275.0 million and $125.0 million, tangible net worth for Onity and PHH, respectively. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at September 30, 2025 is for a minimum of $65.0 million and $20.0 million for Onity and PHH, respectively. None of our debt agreements have any tangible net worth or liquidity requirements at PAS due to the guarantee of Onity. See Note 20 – Regulatory Requirements for our regulatory capital and liquidity requirements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.
Collateral
Our assets pledged as collateral for secured borrowings are as follows at September 30, 2025. Assets may also be subject to other liens or restrictions under various agreements.

	Assets	Pledged Assets	Collateralized Financings (8)	Liability Categories
Cash (1)	$172.8	$—	$—	n/a (1)
Restricted cash (2)	98.4	37.6	—	Multiple
Owned MSRs, excluding ESS (3)(5)	1,853.2	1,858.0	1,192.8	MSR financing facilities
Transferred MSRs, including ESS (4)	909.7	909.7	822.0	Other financing liabilities
Advances, net (5)	435.1	401.2	351.0	Advance match funded liabilities and MSR financing facilities
Loans held for sale	1,915.6	1,874.0	1,886.0	Mortgage loan financing facilities
Loans held for investment - securitized (6)	10,017.3	10,017.3	9,924.6	HMBS related borrowings
Loans held for investment - unsecuritized	100.1	74.8	66.0	Mortgage loan financing facilities
Receivables, net	167.4	65.5	76.5	Mortgage loan financing facilities
REO (Other assets)	64.4	59.0	68.0	Mortgage loan financing facilities
Total (7)	$15,734.3	$15,297.2	$14,386.8
(1)Includes $154.2 million Available Cash held by Regulated Subsidiary Guarantors, as defined, pursuant to the Senior Notes Due 2029.
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
(5)$30.5 million drawn under the $400.0 million Ginnie Mae MSR financing facility is used to finance Ginnie Mae related advances.
(6)Reverse mortgage loans and real estate owned are pledged as collateral to the HMBS beneficial interest holders and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of PHH’s default on its servicing obligations, or if the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to PHH in connection with certain claims relating to the performance and obligations of PHH as both issuer of HMBS and servicer of HECMs underlying HMBS.
(7)The total of selected assets disclosed in the above table does not represent the total consolidated assets of Onity. For example, the total excludes contingent loan repurchase asset, premises and equipment and certain other assets.
(8)Amounts represent UPB and fair value for borrowings accounted for at amortized cost and fair value, respectively.

Note 13 – Other Liabilities

	September 30, 2025	December 31, 2024
Servicing-related obligations	$70.1	$65.1
Other accrued expenses	60.7	78.4
Checks held for escheat	55.9	54.1
Due to Rithm - Advance collections and servicing fees	48.0	63.4
Accrued interest payable	34.5	13.4
Accrued legal fees and settlements	27.7	16.0
Liability for indemnification obligations	27.1	30.5
Derivatives, at fair value - See Note 15	26.8	27.6
Derivative related payables	10.8	15.2
Liability for unfunded pension obligation and gratuity plans	8.0	7.4
Lease liability	7.8	9.0
Income taxes payable	7.7	1.0
Mortgage insurance premium payable	6.7	7.5
MSR purchase price holdback	5.7	11.0
Excess servicing fee spread payable	1.9	2.2
Liability for uncertain tax positions	—	13.3
Other	6.5	5.3
	$406.0	$420.6

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
As of September 30, 2025, the remaining 1,184,768 warrants held by Oaktree had an intrinsic value of $15.6 million (equivalent to approximately 389,586 shares under a net share settlement option), that is the difference between the $39.96 stock price and $26.82 exercise price. If Oaktree elects a cashless exercise of the warrants, whether Onity elects to pay cash or issue shares (net share settlement option), any final settlement would be based on the trailing average stock price, as defined.

Note 15 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during any of the periods presented.

	September 30, 2025			December 31, 2024
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward sales of Reverse loans	N/A	$—	$—	January 2025	$60.0	$0.4
Forward loans IRLCs	October 2025 - February 2026	2,367.7	11.4	N/A	—	—
Reverse loans IRLCs	November 2025 - January 2026	33.9	1.2	February 2025	25.6	0.2
TBA forward MBS trades	October 2025 - December 2025	1,670.9	5.7	January - March 2025	1,391.1	10.0
Forward sales of Forward loans	October 2025	0.4	—	January 2025	215.0	1.5
Interest rate futures	December 2025	50.0	—	March 2025	225.0	3.2
Total		$4,122.8	$18.3		$1,916.6	$15.4

Derivative Liabilities (Other liabilities)
Forward loans IRLCs	N/A	$—	$—	January - May 2025	$1,311.6	$(0.7)
Forward sales of Reverse loans	October 2025	30.0	(0.1)	NA	—	—
TBA forward MBS trades	October 2025 - December 2025	1,968.8	(8.7)	January - February 2025	789.0	(5.0)
Interest rate futures	December 2025	1,675.0	(18.0)	March 2025	875.0	(21.9)
Interest rate option contracts	November 2025	100.0	—	N/A	—	—
Total		$3,773.8	$(26.8)		$2,975.6	$(27.6)
The table below summarizes the net gains and losses of our derivative instruments recognized in our unaudited consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,		Financial Statement Line
Gain (Loss)	2025	2024	2025	2024
Derivative Instruments
Forward loans IRLCs	$(5.7)	$1.1	$12.1	$(0.4)	Gain on loans held for sale, net
Reverse loans IRLCs	0.1	(0.1)	0.9	—	Gain on reverse loans held for investment and HMBS-related borrowings, net
Forward trades (economically hedging forward pipeline trades and EBO pipeline)	1.2	0.5	(1.5)	0.5	Gain on loans held for sale, net (Economic hedge)
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	(27.8)	(36.5)	(53.2)	(26.8)	Gain on loans held for sale, net (Economic hedge)
Interest rate futures, TBA trades and interest rate option contracts	10.6	54.3	25.9	(50.0)	MSR valuation adjustments, net
Forward sales of Reverse loans	—	—	(0.5)	0.1	Gain on reverse loans held for investment and HMBS-related borrowings, net
Total	$(21.5)	$19.4	$(16.3)	$(76.7)

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
The objective of our MSR interest rate risk management and hedging policy is to protect shareholders’ equity and earnings against the fair value volatility of interest-rate sensitive MSR portfolio exposure, considering market, liquidity, cost and other conditions. The interest-rate sensitive MSR portfolio exposure is defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with MAV and others, also referred to as Pledged MSR liabilities (See Note 8 — Other Financing Liabilities, at Fair Value),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings,
•other interest-rate sensitive exposures, including our ESS financing liabilities and reverse mortgage buyouts, as deemed appropriate by the Market Risk Committee.
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

Note 16 – Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Mortgage loan financing facilities	$37.0	$25.7	$94.9	$69.3
MSR financing facilities	23.0	18.6	63.1	56.1
Senior Notes Due 2029	12.9	—	38.6	—
Advance match funded liabilities	7.8	9.1	23.4	28.8
Onity Senior Secured Notes (1)	—	11.5	—	34.1
PMC Senior Secured Notes	—	6.4	—	20.3
Escrow	2.3	2.8	5.6	6.0
	$82.9	$74.2	$225.6	$214.6
(1)Notes issued to Oaktree affiliates.

Note 17 - Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax expense (benefit)	$4.4	$6.3	$(7.3)	$10.9
Income before income taxes	$23.1	$27.6	$55.0	$72.9
Effective tax rate	18.9%	22.7%	(13.3)%	15.0%

The $7.3 million income tax benefit for the nine months ended September 30, 2025 includes the recognition of a $13.3 million benefit due to the favorable resolution of a prior-year uncertain tax position during the first quarter of 2025, partially offset by a $4.2 million Federal return-to-provision adjustment recorded during the third quarter of 2025 driven by certain tax planning strategies pursued by Onity at the time of filing the 2024 tax return.
Our annual effective tax rate is generally lower than the 21% federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets ($179.8 million as of December 31, 2024). The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income. We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we give more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. Other factors considered in these evaluations are future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted. We determined that a full valuation allowance at September 30, 2025 remained appropriate.
We believe it is reasonably possible that by December 31, 2025, we could release some of our valuation allowance that currently offsets our net U.S. deferred tax asset. The accounting guidance (ASC 740, Income Taxes) states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome”. We believe it is reasonably possible that by December 31, 2025, we would have transitioned from a cumulative loss in recent years to cumulative income in the U.S. jurisdiction as a result of Onity improving its earnings in the more recent years. Any release of our valuation allowance requires significant judgment and is contingent on continued analysis of the positive and negative evidence and actual and expected future profitability. As such, the exact timing and amount of any valuation allowance release is subject to change. We will continue to maintain a full valuation allowance on our U.S. net deferred tax asset until there is sufficient positive evidence to support the reversal of all or some portion of this allowance. Release of the valuation allowance would result in an increase to Deferred tax assets, net on our consolidated balance sheet, and a corresponding non-cash decrease to income tax expense (thus an increase to net income and stockholders’ equity).
On July 4, 2025, the reconciliation bill commonly referred to as the “One Big Beautiful Bill Act” (OBBBA) was signed into law. The OBBBA includes significant amendments to the Internal Revenue Code including, but not limited to, the restoration of 100% bonus depreciation, the reinstatement of expensing for domestic research and experimental (R&E) expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules for global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), and the expansion of Section 162(m) executive compensation aggregation requirements. Onity has evaluated the potential impact of this legislation on its consolidated financial statements, including effects on current and deferred taxes, and has determined the tax impacts of this new legislation are immaterial.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share
Net income attributable to common stockholders	$17.7	$21.4	$59.2	$62.0

Weighted average shares of common stock outstanding	8,055,262	7,860,572	7,984,142	7,797,974

Basic earnings per share	$2.19	$2.72	$7.42	$7.95

Diluted earnings per share
Net income attributable to common stockholders	$17.7	$21.4	$59.2	$62.0

Weighted average shares of common stock outstanding	8,055,262	7,860,572	7,984,142	7,797,974
Effect of dilutive elements
Common stock warrants	393,546	47,066	301,171	39,788
Stock option awards	—	—	41	—
Common stock awards	268,789	147,755	278,343	169,219
Dilutive weighted average shares of common stock	8,717,597	8,055,393	8,563,697	8,006,981

Diluted earnings per share	$2.03	$2.65	$6.92	$7.74

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	17,799	27,731	19,086	107,928
Market-based (2)	22,565	64,085	22,565	64,085
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

Financial information for our segments prepared under GAAP is as follows:
	Three Months Ended September 30, 2025
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$217.5	$—	$—	$217.5
Gain on reverse loans held for investment and HMBS-related borrowings, net	6.6	6.4	—	13.0
Gain (loss) on loans held for sale, net	3.4	30.7	—	34.1
Other revenue, net	5.6	10.1	—	15.7
Revenue	233.2	47.1	—	280.3

MSR valuation adjustments, net	(48.6)	3.6	—	(45.0)

Operating expenses
Compensation and benefits	23.4	15.1	24.7	63.3
Servicing and origination	12.1	3.6	(0.1)	15.6
Technology and communications	7.5	2.5	5.9	15.9
Professional services	9.2	0.4	8.7	18.3
Occupancy, equipment and mailing	7.8	0.9	0.4	9.1
Corporate overhead allocations	14.2	4.2	(18.4)	—
Other expenses	0.5	1.5	1.6	3.6
Operating expenses	74.7	28.2	22.8	125.8

Other income (expense):
Interest income	13.3	23.3	1.0	37.6
Interest expense	(56.8)	(20.8)	(5.4)	(82.9)
Pledged MSR liability expense	(41.7)	—	—	(41.7)
Other, net	0.5	(0.1)	0.1	0.5
Other income (expense), net	(84.6)	2.4	(4.3)	(86.5)

Income (loss) before income taxes	$25.2	$24.9	$(27.1)	$23.1

	Three Months Ended September 30, 2024
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$210.2	$1.0	$—	211.1
Gain on reverse loans held for investment and HMBS-related borrowings, net	11.9	6.2	—	18.0
Gain on loans held for sale, net	9.4	16.4	—	25.8
Other revenue, net	4.7	6.1	—	10.8
Revenue	236.1	29.6	—	265.7

MSR valuation adjustments, net	(35.6)	4.1	—	(31.5)

Operating expenses
Compensation and benefits	26.0	11.8	21.7	59.5
Servicing and origination	8.9	1.8	0.4	11.1
Technology and communications	6.0	1.9	5.3	13.2
Professional services	9.6	0.6	7.2	17.3
Occupancy, equipment and mailing	6.7	0.7	0.5	7.9
Corporate overhead allocations	11.5	4.2	(15.7)	—
Other expenses	0.9	1.3	1.2	3.4
Operating expenses	69.6	22.2	20.6	112.4

Other income (expense):
Interest income	8.4	14.8	1.3	24.5
Interest expense	(46.6)	(16.2)	(11.4)	(74.2)
Pledged MSR liability expense	(42.3)	—	—	(42.3)
Gain on extinguishment of debt	—	—	0.3	0.3
Earnings of equity method investee	0.8	—	—	0.8
Other, net	(3.4)	—	0.2	(3.3)
Other income (expense), net	(83.2)	(1.4)	(9.6)	(94.1)

Income (loss) before income taxes	$47.7	$10.2	$(30.2)	$27.6

	Nine Months Ended September 30, 2025
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$632.0	$—	$—	$632.1
Gain on reverse loans held for investment and HMBS-related borrowings, net	29.4	19.3	—	48.7
Gain (loss) on loans held for sale, net	(5.4)	61.7	—	56.3
Other revenue, net	15.4	24.3	—	39.6
Revenue	671.4	105.2	—	776.7

MSR valuation adjustments, net	(121.9)	10.8	—	(111.1)

Operating expenses
Compensation and benefits	69.5	41.4	70.8	181.7
Servicing and origination	34.3	7.3	—	41.6
Technology and communications	22.4	6.8	17.1	46.4
Professional services	16.5	1.4	31.4	49.3
Occupancy, equipment and mailing	21.9	2.4	1.2	25.4
Corporate overhead allocations	39.8	12.0	(51.8)	—
Other expenses	1.6	4.7	4.5	10.8
Operating expenses	206.0	76.0	73.2	355.2

Other income (expense):
Interest income	36.8	56.1	3.1	96.0
Interest expense	(155.7)	(51.8)	(18.1)	(225.6)
Pledged MSR liability expense	(126.7)	—	0.1	(126.6)
Other, net	0.8	(0.7)	0.8	0.9
Other income (expense), net	(244.8)	3.6	(14.1)	(255.3)

Income (loss) before income taxes	$98.7	$43.5	$(87.3)	$55.0

	Nine Months Ended September 30, 2024
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$624.5	$2.0	$—	$626.5
Gain on reverse loans held for investment and HMBS-related borrowings, net	23.2	18.7	—	41.9
Gain on loans held for sale, net	11.0	42.2	—	53.2
Other revenue, net	13.5	16.1	—	29.6
Revenue	672.3	78.9	—	751.2

MSR valuation adjustments, net	(83.9)	8.1	—	(75.8)

Operating expenses
Compensation and benefits	75.8	33.3	59.1	168.1
Servicing and origination	33.3	5.5	1.2	40.0
Technology and communications	18.4	5.3	15.3	38.9
Professional services	19.5	1.4	19.1	40.1
Occupancy, equipment and mailing	20.2	1.7	1.3	23.1
Corporate overhead allocations	33.2	12.4	(45.6)	—
Other expenses	2.9	3.7	4.0	10.6
Operating expenses	203.3	63.2	54.3	320.8

Other income (expense):
Interest income	22.3	38.6	3.6	64.5
Interest expense	(139.4)	(41.4)	(33.8)	(214.6)
Pledged MSR liability expense	(133.4)	—	0.1	(133.3)
Gain on extinguishment of debt	—	—	1.8	1.8
Earnings of equity method investee	6.7	—	—	6.7
Other, net	(6.9)	(0.3)	0.5	(6.7)
Other income (expense), net	(250.8)	(3.1)	(27.8)	(281.7)

Income (loss) before income taxes	$134.3	$20.7	$(82.1)	$72.9

Total Assets	Servicing	Originations	Corporate	Business Segments Consolidated
September 30, 2025	$14,506.3	$1,384.7	$216.4	$16,107.4
December 31, 2024	15,242.5	945.0	247.9	16,435.4

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
Our licensed entities are required to maintain a 6% minimum ratio of tangible net worth to total assets (leverage ratio) pursuant to Agency rules. As issuer of HMBS, PHH received an exemption to exclude securitized reverse mortgage loans held for investment pledged to HMBS ($9.9 billion at September 30, 2025) from total assets in the computation of the leverage ratio due to the “lack of true sale accounting treatment of the HMBS Program” as per the Ginnie Mae guide.
PHH is required to maintain a minimum of 6% risk-based capital ratio (RBCR) pursuant to Ginnie Mae’s risk-based capital requirements. Ginnie Mae issued PHH a waiver extending the deadline by which PHH must meet the RBCR requirements to October 1, 2025. In the second quarter of 2025, in order to achieve and maintain compliance with the Ginnie Mae RBCR requirements, PHH transferred certain GSE MSR investment activities previously conducted by PHH to a dedicated licensed entity PAS, a wholly-owned subsidiary of PHH Corporation, with PHH retaining the subservicing. As of September 30, 2025, we believe PHH was in compliance with RBCR requirements.
We believe our licensed entities were in compliance with all of their minimum net worth and liquidity requirements, as defined, at September 30, 2025. The most restrictive of the various net worth and liquidity requirements for licensing and seller/servicer obligations were as follows for our licensed entities at September 30, 2025:

	Required	Reported
Net worth
PHH	$300.0	405.9
PAS	275.0	327.3
Liquidity (4)
PHH - FHFA (1)	69.5	142.0
PHH - Ginnie Mae (2)	73.7	493.1
PAS - FHFA (3)	86.3	217.2
(1)Reported liquidity includes $94.2 million cash and $47.9 million of additional eligible liquidity, defined by the FHFA as 50 percent of the unused portion of committed Agency servicing advance facilities.
(2)Reported liquidity includes Servicing advances as eligible liquidity pursuant to Ginnie Mae’s liquidity requirements.
(3)Reported liquidity includes $60.0 million cash and $157.2 million of additional eligible liquidity, defined by the FHFA as 50 percent of the unused portion of committed Agency servicing advance facilities.

(4)The liquidity displayed in the above table reflects liquidity measures as defined by regulators that differ from liquidity available to finance the business. At September 30, 2025, our total liquidity of $221.3 million included $172.8 million of unrestricted cash and $48.5 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral.
New York Department of Financial Services (NY DFS)
The NY DFS currently limits our ability to acquire MSRs with respect to New York loans, so that Onity may not increase its aggregate portfolio of New York loans serviced or subserviced by Onity by more than 2% per year. This restriction will remain in place until the NY DFS conducts a review and determines that Onity has developed a satisfactory infrastructure to board sizable portfolios of MSRs. We believe we have complied with all terms required by the NY DFS.

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
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $3.0 billion at September 30, 2025. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the nine months ended September 30, 2025, we funded $236.6 million out of the $3.1 billion borrowing capacity as of December 31, 2024. We also had short-term commitments to lend $2.4 billion and $33.9 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at September 30, 2025. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, also referred to as warehouse lines, prior to their respective securitization.
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of a reverse mortgage loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). The table below provides the breakdown of the portfolio UPB with respect to the percentage of the MCA at September 30, 2025.

Securitized HECM loans at less than 92% MCA	$8,461.2
Securitized HECM loans at equal to or greater than 92% and less than 95% MCA	420.5
Securitized HECM loans at equal to or greater than 95% MCA and less than 98% MCA	530.8
Total Securitized HECM loans UPB	$9,412.5
For the nine months ended September 30, 2025 and 2024, we repurchased HECM loans from Ginnie Mae securitizations in the amount of $394.4 million and $125.0 million, respectively. Activity with regard to HMBS repurchases for the nine months ended September 30, 2025 is as follows:

	Active (2)	Inactive	Total
Beginning balance	$68.5	$159.5	$228.0
Additions	219.1	175.3	394.4
Recoveries, net (1)	(220.6)	(54.6)	(275.1)
Transfers	9.2	(9.2)	—
Changes in value	0.4	(11.8)	(11.4)
Ending balance	$76.6	$259.2	$335.8
(1)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
(2)Excludes $1.1 billion UPB in loans directly assigned to HUD from the underlying Ginnie Mae securities without a cash repurchase from us.
Client Concentration
Our Servicing segment has exposure to concentration risk and client retention risk.
For the nine months ended September 30, 2025, servicing and subservicing fees from Rithm amounted to $60.2 million, or 13% of total servicing and subservicing fees (excluding ancillary income) ($73.5 million and 16% in the nine months ended September 30, 2024, respectively), and the related Rithm Pledged MSR liability expense amounted to $27.6 million and $27.6 million in the respective periods. As of September 30, 2025, Rithm represented $33.0 billion, or 10% of the UPB and 20% of the loan count of our total servicing and subservicing portfolio, and approximately 55% of all delinquent loans that Onity services. Our subservicing agreements with Rithm provide for automatic one-year renewals, unless Onity or Rithm provide advance notice of termination. During the three months ended March 31, 2025 Rithm exercised their previously agreed right to transfer up to 15% of the mortgage loans to another subservicer and transferred $5.7 billion in UPB to its own servicing platform.
If Rithm exercises its right to terminate the subservicing agreements for convenience by November 1, 2025 or for cause at any time, we might need to right-size certain aspects of our servicing business as well as the related corporate support functions, and we may need to adjust our daily liquidity management due to the reduction of servicing float balances associated with the Rithm agreements. Also refer to Note 8 — Other Financing Liabilities, at Fair Value, Note 13 – Other Liabilities and Note 23 – Subsequent Events.

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
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the FDCPA, the RESPA, the TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the TCPA, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, federal and local bankruptcy rules, federal and local tax regulations, and state deceptive trade practices laws. Such proceedings include wrongful foreclosure and eviction actions, bankruptcy violation actions, payment misapplication actions, allegations of wrongdoing in connection with lender-placed insurance and mortgage reinsurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the TCPA and individual state laws, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to inspection fees, foreclosure attorneys’ fees, reinstatement fees, foreclosure registration fees, payment processing, payment facilitation or payment convenience fees, claims related to ancillary products marketed and sold to borrowers, claims related to loan modifications and loan assumptions, claims related to call recordings, claims regarding certifications of our legal compliance related to our participation in certain government programs, claims related to improper occupancy inspections, claims related to untimely recording of mortgage satisfactions, claims related to data privacy, and claims related to tax deficiencies owed by and tax refunds due to us. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are currently or have been a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation or payment convenience violate the FDCPA and similar state laws, (2) certain fees we assess on borrowers are improperly assessed and/or marked up improperly in violation of applicable state and federal law, (3) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans, (4) certain legacy mortgage reinsurance arrangements violated RESPA, (5) we failed to subservice loans appropriately pursuant to subservicing and other agreements, (6) we did not comply with specific state and federal wage and hour laws for certain non-exempt employees, and (7) our written certifications documenting our entitlement to benefits under the Treasury Department’s Home Affordable Modification Program and similar federal government programs allegedly violated the False Claims Act. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $27.7 million at September 30, 2025. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at September 30, 2025.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and similar state statutes. We are currently defending a class action lawsuit challenging, under state and federal law, our practice of charging borrowers a fee to use certain optional payment methods, in Jones v. PHH

Mortg. Corp., et al. (D. NJ), which we moved to dismiss. In July 2024, the court granted the motion in part, dismissing the majority of the claims. Onity filed an answer to the surviving claims in August 2024. In October 2024, Knapp v. PHH Mortg. Corp., et al. (D. OR) was filed in state court in Oregon. We removed the matter to federal court in Oregon in November 2024, and filed our motion to dismiss the complaint in December 2024. In April 2025, the assigned magistrate judge issued findings and a recommendation that the Court deny our motion; in May, we filed objections to the recommendation and sought a de novo review. In July 2025, following oral argument before the court, the plaintiff voluntarily dismissed its case. In February 2025, Smith-Fowler v. PHH Mortgage Corp. (D.D.C) was filed in federal court in Washington, D.C. We filed a motion to dismiss the complaint in May 2025. While our motion to dismiss was still pending, plaintiff Smith voluntarily dismissed all his claims and plaintiff Fowler voluntarily reduced the scope of his convenience fee claims. Our motion to dismiss is fully briefed and remains pending. In addition, between November 2022 and June 2023, we settled the previously disclosed cases of Morris v. PHH Mortg. Corp., et al. (S.D. FL), Torliatt v. PHH Mortg. Corp., et al. (N.D. CA), Thacker v. PHH Mortg. Corp., et al. (N.D. WV), Forest v. PHH Mortg. Corp., et al. (D. RI), and Williams v. PHH Mortg. Corp., et al. (S.D. TX).
In addition, we continue to be involved in legacy matters arising prior to Onity’s October 2018 acquisition of PHH Corporation, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH Corporation and related entities alleging that PHH Corporation’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH asserted numerous legal defenses against the claims. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH Corporation’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. In January 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, and in February 2023 that court reversed and remanded for further proceedings. Following additional proceedings, on March 19, 2025, the parties reached an agreement in principle to settle the litigation and on August 11, 2025, the Court granted preliminary approval of the settlement. We are currently going through the settlement administration process and the Motion for Final Approval is expected to be filed in the fourth quarter of 2025. Our current accrual with respect to this matter is included in the $27.7 million legal and regulatory accrual referenced above. At this time, Onity is unable to predict the outcome of this lawsuit if the court does not approve the settlement. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
Onity is a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claim Onity marked up fees for property valuations and title searches in violation of California state law. See Weiner v. Ocwen Financial Corp., et al. In May 2020, the court ruled that plaintiff’s recoverable damages are limited to out-of-pocket costs, i.e., the amount of marked-up fees actually paid, rather than the entire cost of the valuation that plaintiffs sought. In October 2023, the parties reached a tentative settlement to resolve the lawsuit prior to trial. On March 29, 2024, the district court entered an order granting preliminary approval of the parties’ settlement agreement and directing notice to the settlement class. The notice process began on April 29, 2024 and concluded on September 29, 2025. On October 10, 2024, the Court entered an order approving the settlement.
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
We regularly receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our licensed servicing and lending businesses, as well as from state attorneys general, the CFPB and other federal agencies, including the Department of Justice, HUD and various inspectors general. For example, we have received requests regarding the charging of certain fees to borrowers (including our practice of charging borrowers a fee to use certain optional payment methods, or “convenience fees”); the post-boarding process to verify loan and payment terms are properly implemented, calculated, and applied; bankruptcy practices; COVID-19-related forbearance and post-forbearance options; and Homeowner Assistance Fund participation and implementation. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits and engage with us on various matters. For example, we are currently engaged with several regulators related to borrower convenience fees and we recently resolved one such matter with HUD, which requires us to credit/refund consumers for convenience fees charged on FHA-insured loans since May 1, 2020. We have in the past resolved, and may in the future resolve, these or other matters via consent orders, payments of monetary amounts and other agreements in order to settle issues identified in connection with examinations or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition. Our current accrual with respect to these matters is included in the $27.7 million legal and regulatory accrual referenced above.
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
At September 30, 2025 and September 30, 2024, we had outstanding representation and warranty repurchase demands of $35.7 million UPB (100 loans) and $20.5 million UPB (70 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.

The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Nine Months Ended September 30,
	2025	2024
Beginning balance (1)	$27.4	$32.9
Provision for (reversal of) representation and warranty obligations	(1.5)	(3.2)
Provision for representation and warranty obligations - New production liability	2.6	1.7
Charge-offs and other (2)	(5.2)	(1.2)
Ending balance (1)	$23.3	$30.2
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
Note 23 – Subsequent Events
Notice of non-renewal of subservicing agreements by Rithm
On October 31, 2025, we were notified by one of our largest subservicing clients, Rithm, of its intent to not renew its subservicing agreements effective January 31, 2026. The termination is for convenience and not for cause.
These agreements accounted for approximately $33.0 billion, or 10% of the UPB and 20% of the loan count of our total servicing and subservicing portfolio, and approximately 55% of all delinquent loans that Onity services, as of September 30, 2025.
The servicing transfer to Rithm’s own servicing platform is expected to occur in the first and second quarters of 2026. The transfer of $8.5 billion of UPB of these agreements is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain. Refer to Note 8 — Other Financing Liabilities, at Fair Value, Rithm Transactions and Note 21 — Commitments, Client Concentration.
For the nine months ended September 30, 2025, servicing and subservicing fees from Rithm amounted to $60.2 million (excluding ancillary income), and the related Rithm Pledged MSR liability expense amounted to $27.6 million.
In addition, the float amount associated with the advance collections and servicing fees of the servicing portfolio will be repaid to Rithm in cash based on the amount due upon transfer (refer to Note 13 – Other Liabilities, Due to Rithm).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, including for charts, except per share amounts and unless otherwise indicated. Amounts may not add in certain tables due to rounding.)

OVERVIEW
General
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. PHH is one of the largest non-bank servicers in the country based on UPB, focused on delivering a variety of servicing and lending programs. PHH is also one of the largest correspondent lenders in the U.S. based on origination UPB. Liberty is one of the nation’s largest reverse mortgage lenders and servicers based on origination and securitization UPB, dedicated to education and providing loans that help customers meet their personal and financial needs by drawing upon their home equity. We serviced or subserviced 1.4 million loans with a total UPB of $315.5 billion on behalf of more than 3,900 investors and 118 subservicing clients as of September 30, 2025. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements.
Volume Overview
The table below summarizes the new volume of Originations by channel on a current and comparative basis. The volume of Originations is a key driver of the profitability of our Originations segment, along with margins, and also a key driver of the replenishment and growth of our Servicing segment. In the third quarter of 2025, we added $24.1 billion of new volume, with $10.9 billion of subservicing additions, $11.9 billion of new Originations production and $1.3 billion bulk acquisitions, as further detailed in the below table.

$ In billions	UPB				$ Change
	Three Months Ended		Nine Months Ended		Q3 2025 vs. Q2 2025	YTD 2025 vs. YTD 2024
	September 30,	June 30,	September 30,	September 30,
	2025	2025	2025	2024
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$0.4	$0.4	1.1	$0.5	$—	$0.6
Correspondent MSR (1)	6.6	5.3	15.7	11.1	1.3	4.5
Flow and Agency Cash Window MSR purchases (2)	4.7	3.6	11.1	7.9	1.2	3.2
Reverse mortgage origination (3)	0.1	0.2	0.5	0.5	—	(0.1)
Total Originations production	11.9	9.4	28.3	20.1	2.5	8.2
Bulk MSR purchases	1.3	0.3	6.4	2.6	1.0	3.8
Total servicing additions	13.2	9.7	34.8	22.7	3.5	12.1
Interim forward subservicing	3.3	2.8	8.3	5.7	0.5	2.7
Other new subservicing	7.6	2.6	12.9	32.1	4.9	(19.2)
Total subservicing additions (4)	10.9	5.5	21.3	37.8	5.4	(16.5)
Total servicing and subservicing UPB additions	$24.1	$15.2	56.0	$60.5	$8.9	$(4.4)
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

The following table summarizes the average volume of our Servicing segment, on a current and comparative basis. The average servicing volume is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans or servicing and subservicing also drive the amount and timing of gross revenue and expenses. Our average total servicing and subservicing UPB increased by $4.5 billion or 1.5% during the third quarter of 2025 compared to the prior quarter (5.9% annualized) and increased by $8.3 billion or 2.8% as compared to the prior year nine months, net of runoff. For comparison purposes, the total estimated industry mortgage debt outstanding increased 2.5% quarter over quarter (annualized) and 2.7% year over year (source: Mortgage Bankers Association (MBA) Mortgage Finance Forecast as of October 19, 2025).

$ In billions	Average UPB				% Change
	Three Months Ended		Nine Months Ended		Q3 2025 vs. Q2 2025	YTD 2025 vs. YTD 2024
	September 30,	June 30,	September 30,	September 30,
	2025	2025	2025	2024
Owned MSR	$146.5	$139.8	$140.2	$122.7	4.8%	14.2%
MSR transferred to MSR capital partners (1)	38.9	39.9	39.8	44.4	(2.5)%	(10.5)%
Subservicing (including reverse subservicing)	113.2	114.4	115.0	123.2	(1.0)%	(6.6)%
Reverse mortgage loans and others (2)	12.9	12.8	12.8	9.2	0.2%	40.1%
Total servicing and subservicing UPB (average)	$311.5	$307.0	$307.8	$299.5	1.5%	2.8%
(1) MSRs sold or transferred to Rithm, MAV and other MSR capital partners with subservicing retained and that do not qualify for derecognition / sale accounting. Reported as MSR at fair value on our consolidated balance sheet along with an associated Pledged MSR liability, economically deemed as subservicing relationship,
(2) Reverse mortgage loans and other servicing (including whole loans) carried on balance sheet.
As of September 30, 2025 and June 30, 2025, the total servicing and subservicing UPB amounted to $315.5 billion and $309.5 billion, respectively, a net increase of $6.0 billion or 1.9% (7.7% annualized).
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

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2025	2025	2025	2024
30-year fixed rate mortgage (FRM) (1)
Average	6.58%	6.78%	6.73%	6.75%
End of period	6.30%	6.77%	6.30%	6.08%

10-year Treasury rate (end of period)	4.16%	4.24%	4.16%	3.81%

1-month Term SOFR (average)	4.29%	4.32%	4.31%	5.29%
(1)Source: Freddie Mac PMMS - Primary Mortgage Market Survey
The 30-year fixed rate mortgage rate declined 47 basis points in the third quarter of 2025 driving higher refinancing and home purchase activity. The average 30-year fixed rate mortgage rate declined 20 basis points quarter over quarter and remained mostly flat when comparing the first nine months of 2025 and 2024. The 30-year fixed rate mortgage rate remains at elevated levels relative to the past decade, impacting borrower affordability and overall origination market volumes. The average 30-year fixed rate mortgage between 2015 to 2024 was 4.85% excluding the 2020 and 2021 years impacted by Covid 19.

In 2024, the Federal Reserve reduced its federal funds target rate a total of 1 percentage point between September and December 2024 (50-basis point reduction in September and two consecutive 25-basis point reductions in November and December). On September 17, 2025 the Federal Reserve reduced its federal funds target rate 25-basis points, which was the first time it changed its target rate in 2025. The 1-month SOFR largely followed the federal fund rate, as illustrated in the below graph, resulting in an average rate mostly flat quarter over quarter and a 98 basis points decline year over year.
As further illustrated in the below graph, the 10-year Treasury rate declined slightly in the third quarter of 2025 (8 basis points) and declined 42 basis points during the nine months ended September 30, 2025 compared to a decrease of 7 basis points during the same period of 2024.
The following graph compares market interest rates over the current and comparative periods:
Another key driver of our Originations business is the overall mortgage origination market volume, that, in addition to interest rates, is sensitive to home sales and home prices and other macroeconomic conditions, such as gross domestic product and unemployment. We source a large part of our Originations volume from Correspondent lenders and the industry volume is a relevant benchmark. The following graphs present the industry origination volumes (in $ billions, average of the MBA and Fannie Mae data) in the current and comparative periods.
Source: MBA Mortgage Finance Forecast as of October 19, 2025 and Fannie Mae Housing Forecast as of October 13, 2025. Most recent current period volumes are forecasts. In $ billions.
The industry volume grew 3% quarter over quarter (Q3 2025 vs Q2 2025), led by a stronger increase in refinance activity, and grew 16% year over year (Q3 2025 vs Q3 2024), also driven by higher refinance originations as borrowers responded to favorable interest rates movements. On a year-to-date basis (YTD), the average industry volume grew 15% in the first nine months of 2025 as compared with the first nine months of 2024. Comparatively, our Originations volume growth (funded volume of Correspondent and Consumer Direct) outpaced the industry for all periods presented, as summarized below:

	Q3 2025 vs.	Q3 2025 vs.	YTD 2025 vs.
	Q2 2025	Q3 2024	YTD 2024
Comparative Origination Volume Growth
Industry (see above)	3%	16%	15%
Onity	23%	53%	44%

Financial Highlights
Results of operations for the third quarter of 2025
•Net income attributable to common stockholders of $18 million, or $2.19 per share basic and $2.03 diluted
•Servicing and subservicing fee revenue of $217 million, with $316 billion total servicing and subservicing UPB
•Originations gain on sale of $31 million
•$4 million MSR valuation gain attributable to input and assumption changes, net of hedging
Financial condition at September 30, 2025
•Stockholders’ equity of $501 million, or $62.21 book value per common share
•MSR investment of $2.8 billion
•Total liquidity of $221 million, and cash position of $173 million
•Total assets of $16.1 billion
Business Strategy
We established the following strategy to deliver sustainable profitability and create long-term value for all stakeholders:
•Balance and diversification: Maintain a scale position in origination and servicing to address market-cycle opportunities;
•Prudent capital-light growth: Emphasize capital-light subservicing to drive servicing portfolio UPB growth and expand higher margin products and origination channels to drive accretive MSR investments;
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

Condensed Statements of Operations	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2025	2025		2025	2024
Revenue	$280.3	$246.6	14%	$776.7	$751.2	3%
MSR valuation adjustments, net	(45.0)	(27.3)	65	(111.1)	(75.8)	47
Operating expenses	125.8	109.5	15	355.2	320.8	11
Other income (expense), net	(86.5)	(87.0)	(1)	(255.3)	(281.7)	(9)
Income before income taxes	23.1	22.8	1	55.0	72.9	(25)
Income tax expense (benefit)	4.4	1.3	228	(7.3)	10.9	(167)
Net income	$18.7	$21.5	(13)%	$62.3	$62.0	1%
n/m: not meaningful
The following chart displays income before income taxes by segment for the periods presented (also refer to the respective segment discussions):
Onity reported $18.7 million of net income in the third quarter of 2025, compared to $21.5 million in the second quarter of 2025, reflecting a steady income before income taxes and an additional $3.0 million income tax expense quarter over quarter. The following discusses certain notable changes:
•$33.7 million increase in revenue, mostly driven by a $23.7 million increase in Gain on loans held for sale, with higher margins and higher volumes in Originations (+$15.3 million gain) and favorable fair value changes of reverse buyouts. In addition, Servicing and subservicing fees increased $6.2 million with higher float earnings and a higher average servicing UPB.
•$17.7 million higher loss on MSR valuation adjustments, net largely driven by favorable assumption updates in the second quarter of 2025, higher MSR runoff expense in the third quarter of 2025, and the impact of interest rates, net of hedging.
•$16.2 million increase in Operating expenses, mostly explained by reimbursements received in the second quarter of 2025 related to prior years’ legal expenses.

Revenue
The below table presents revenue by type for the periods presented:

Revenue	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2025	2025		2025	2024
Servicing and subservicing fees	$217.5	$211.3	3%	$632.1	$626.5	1%
Gain on reverse loans held for investment and HMBS-related borrowings, net	13.0	11.9	9%	48.7	41.9	16%
Gain on loans held for sale, net	34.1	10.4	227%	56.3	53.2	6%
Other revenue, net	15.7	13.0	21%	39.6	29.6	34%
Total revenue	$280.3	$246.6	14%	$776.7	$751.2	3%
n/m: not meaningful

The following chart displays total revenue by segment for the periods presented (also refer to the respective segment discussions):
Total revenue for the three months ended September 30, 2025 increased $33.7 million, or 14% compared to the three months ended June 30, 2025 due to a $16.0 million, or 7% increase, in Servicing revenue and a $17.6 million, or 60% increase, in Originations revenue.
•The $16.0 million increase in Servicing revenue is mostly attributed to higher Servicing and subservicing fees and higher Gain on loans held for sale. Servicing and subservicing fees increased $6.2 million driven by seasonally-increased float earnings and a higher average servicing UPB. Gain on loans held for sale improved $8.4 million largely due to losses in the prior quarter on new buyouts.
•The $17.6 million increase in Originations revenue is primarily attributed to a $15.3 million increase in Gain on loans held for sale, due to the combined effect of higher margins and higher loan production volume in both Consumer Direct and Correspondent channels.
Compared to the nine months ended September 30, 2024, total revenue for the nine months ended September 30, 2025 was $25.5 million, or 3% higher, due to a $26.3 million, or a 33% increase, in Originations revenue, and stable Servicing revenue.
•The $26.3 million increase in Originations revenue is primarily driven by an $18.7 million increase in Gain on loans held for sale, net in our Consumer Direct channel and a $6.2 million increase in fee revenue attributed to a 44% higher loan production volume.
•Servicing revenue remained overall stable, with three contributing factors. First, Servicing and subservicing fees increased $7.5 million driven by MSR growth. Second, Gain on reverse loans held for investment and HMBS-related borrowings, net increased $6.2 million with higher net interest income (due to the reverse portfolio acquisition from Waterfall in the fourth quarter of 2024) and a favorable change in rates and assumptions. Third, offsetting these increases was a $16.4 million unfavorable Gain on loans held for sale variance year-over-year, mostly driven by losses on reverse mortgage buyouts in 2025 (largely attributable to the acquired reverse portfolio from Waterfall) and gains in 2024 on previously acquired reverse mortgage buyouts.

MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net which include MSRs, MSR pledged liabilities and ESS financing liabilities at fair value, together with MSR hedging derivatives:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2025	2025	2025	2024
Realization of expected cash flows (runoff)	$(48.8)	$(43.4)	$(133.3)	$(118.2)
Fair value gains (losses) due to input and assumption changes	(6.8)	21.7	(3.7)	92.4
MSR hedging derivative fair value gain (loss)	10.6	(5.5)	25.9	(50.0)
MSR valuation adjustments, net (1)	$(45.0)	$(27.3)	$(111.1)	$(75.8)
(1)Excludes fair value changes of reverse mortgage loans held for investment and HMBS related borrowing due to rates and assumptions that are part of the MSR hedging strategy. Refer to MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures about Market Risk for further detail and the discussion below within Servicing.
The $45.0 million loss on MSR valuation adjustments, net for the three months ended September 30, 2025 is comprised of $48.8 million of runoff expense, a $6.8 million fair value loss attributable to input and assumption changes and $10.6 million gain on MSR hedging derivatives.
•MSRs are subject to runoff, a fair value decline due to the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary and involuntary prepayments. The unfavorable $5.4 million higher runoff quarter-over-quarter is mostly due to MSR portfolio growth.
•The $6.8 million fair value loss due to input and assumption changes is mostly attributed to an unfavorable change in market rates as the 10-year Treasury rate declined 8 basis points in the third quarter of 2025, partially offset by certain favorable assumption updates. The change from a $21.7 million fair value gain in the second quarter of 2025 to a $6.8 million fair value loss in the third quarter of 2025 is mainly driven by favorable input and assumption updates recognized in the second quarter of 2025 to reflect strong MSR market transaction prices.
•MSR hedging derivative fair value changes are designed to partially offset the expected fair value changes of the net MSR, MSR pledged liabilities and ESS exposure, commensurate with our target hedge coverage ratio. The $10.6 million derivative gain recognized in the three months ended September 30, 2025 and the variance from the prior quarter are driven by interest rate changes as we maintained a high hedge coverage ratio in both quarters. Also refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk for further detail on our hedging strategy and its effectiveness.
The $111.1 million loss on MSR valuation adjustments, net for the nine months ended September 30, 2025 is comprised of $133.3 million of runoff expense and a $22.2 million fair value gain attributed to input and assumption changes net of hedges. The $35.4 million higher loss in MSR valuation adjustments, net in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is primarily driven by the impact of interest rate changes, net of hedge activity, and higher runoff mostly due to MSR portfolio growth.
•The unfavorable $15.1 million increase in runoff expense is mostly due to MSR portfolio growth.
•The change from a $92.4 million fair value gain in the nine months ended September 30, 2024 to a $3.7 million fair value loss in the nine months ended September 30, 2025 is primarily driven by changes in market interest rates, as the 10-year Treasury rate declined 42 basis points during the nine months ended September 30, 2025 compared to a decrease of 7 basis points during the same period of 2024, and assumption updates to reflect actual market trade pricing levels.
•The change from a $50.0 million loss from derivatives in the nine months ended September 30, 2024 to a $25.9 million gain in the nine months ended September 30, 2025 is mainly due to the market interest rate changes noted above.

Operating Expenses
The table below presents the key components of operating expenses:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2025	2025		2025	2024
Compensation and benefits	$63.3	$60.9	4%	$181.7	$168.1	8%
Servicing and origination	15.6	13.0	20	41.6	40.0	4
Technology and communications	15.9	15.5	3	46.4	38.9	19
Professional services	18.3	8.4	119	49.3	40.1	23
Occupancy, equipment and mailing	9.1	8.1	13	25.4	23.1	10
Other expenses	3.6	3.7	(3)	10.8	10.6	2
Total operating expenses	$125.8	$109.5	15%	$355.2	$320.8	11%

Average headcount	4,249	4,240	—%	4,263	4,391	(3)%
The following chart displays operating expenses by segment for the periods presented (also refer to the respective segment discussions):
Compensation and benefits expense for the three months ended September 30, 2025 increased $2.3 million, or 4% compared to the three months ended June 30, 2025, due to an increase in salaries and benefits with a higher U.S. headcount. An increase in commissions on higher Originations production volume was offset by a decrease in incentive compensation expenses (mostly a decrease in the fair value of cash-settled share-based awards driven by our stock price decrease).
Compared to the nine months ended September 30, 2024, Compensation and benefits expense for the nine months ended September 30, 2025 increased $13.5 million, or 8%, largely due to a $5.9 million increase in incentive compensation expenses (mostly an increase in the fair value of cash-settled share-based awards due to an increase in our stock price), a $4.9 million increase in commissions due to higher Originations production volume, and a $4.0 million increase in salaries and benefits primarily attributed to an increase in U.S. headcount. Our total average headcount declined 3%, mostly due to a decrease in Servicing headcount attributable to efficiencies and runoff of our reverse subservicing portfolio, partially offset by an increase in Originations headcount to support the growth of our Consumer Direct channel and an increase in our Corporate functions.
Servicing and origination expense for the three months ended September 30, 2025 increased $2.6 million compared to the three months ended June 30, 2025, with increases in both segments driven by higher production volume in Originations and higher provision expense in Servicing mostly attributable to our captive reinsurance business (CRL) that was exposed to higher property casualties.
Compared to the nine months ended September 30, 2024, Servicing and origination expenses for the nine months ended September 30, 2025 increased $1.6 million or 4% largely due to the same drivers described above, with some offsetting factors.
Technology and communication expense for the three months ended September 30, 2025 was flat as compared to the three months ended June 30, 2025. Compared to the nine months ended September 30, 2024, Technology and communication expenses for the nine months ended September 30, 2025 increased $7.5 million or 19% primarily driven by our technology initiatives (including robotic process automation, digitization and machine learning / artificial intelligence) and certain technology expenses previously reflected within Professional services.

Professional services expense for the three months ended September 30, 2025 increased $9.9 million compared to the three months ended June 30, 2025 with an increase in legal expenses due to significant reimbursements received in the second quarter of 2025 related to prior years’ legal expenses and an increase in litigation-related expenses in the third quarter of 2025.
Compared to the nine months ended September 30, 2024, Professional services expense for the nine months ended September 30, 2025 increased $9.3 million, mostly driven by an increase in legal expenses, primarily attributed to our accrual for probable losses in connection with the settlement of a legacy litigation matter in the first quarter of 2025 and an increase in legal fees related to other matters (also refer to certain technology expenses discussed above which partially offset the increase).
Other Income (Expense)

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2025	2025		2025	2024
Interest income	$37.6	$32.1	17%	$96.0	$64.5	49%
Interest expense	(82.9)	(75.6)	10	(225.6)	(214.6)	5
Net interest expense	$(45.3)	$(43.5)	4%	$(129.6)	$(150.1)	(14)%

Pledged MSR liability expense	(41.7)	(43.0)	(3)	(126.6)	(133.3)	(5)
Gain on extinguishment of debt	—	—	n/m	—	1.8	(100)
Earnings of equity method investee	—	—	n/m	—	6.7	(100)
Other, net	0.5	(0.4)	(212)	0.9	(6.7)	(114)
Other income (expense), net	$(86.5)	$(87.0)	(1)%	$(255.3)	$(281.7)	(9)%
n/m: not meaningful
During the nine months ended September 30, 2024, we repurchased a total of $70.9 million of the PMC Senior Secured Notes and recognized a $1.8 million gain on debt extinguishment, net of the associated write-off of unamortized discount and debt issuance costs.
Refer to the segments for discussion and analysis of Interest income and Interest expense. Refer to the Servicing segment for discussion and analysis of Pledged MSR liability expense and earnings of our former equity method investee, MAV Canopy, sold in the fourth quarter of 2024.
Income Tax Expense (Benefit)

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2025	2025	2025	2024
Income tax expense (benefit)	$4.4	$1.3	$(7.3)	$10.9
Income before income taxes	$23.1	$22.8	$55.0	$72.9
Effective tax rate	18.9%	5.8%	(13.3)%	15.0%
Our annual effective tax rate is generally lower than the 21% federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets ($179.8 million as of December 31, 2024). We evaluated all positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods, and due primarily to our history of cumulative operating losses, we determined that a full valuation allowance at September 30, 2025 remains appropriate.
Our income tax benefit for the nine months ended September 30, 2025 is primarily driven by a $13.3 million favorable resolution of a prior-year uncertain tax position during the first quarter of 2025 partly offset by a $4.2 million Federal return-to-provision adjustment driven by tax planning strategies pursued by Onity at the time of filing the 2024 tax return. The decrease in the effective tax rate for the nine months ended September 30, 2025 compared to the same period of 2024 is primarily due to recognizing income tax benefit of $13.3 million related to the reversal of the uncertain tax liability.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.

We believe it is reasonably possible that by December 31, 2025, we could release some of our valuation allowance that currently offsets our net U.S. deferred tax asset. Any release of our valuation allowance requires significant judgment and is contingent on continued analysis of the positive and negative evidence and actual and expected future profitability. As such, the exact timing and amount of any valuation allowance release is subject to change. Refer to Note 17 - Income Taxes for additional information.
Financial Condition

Financial Condition Summary	September 30, 2025	December 31, 2024	$ Change	% Change
Cash and cash equivalents	$172.8	$184.8	$(12.0)	(6)%
Restricted cash	98.4	80.8	17.7	22
MSRs, at fair value	2,762.9	2,466.3	296.7	12
Advances, net	435.1	577.2	(142.0)	(25)
Loans held for sale, at fair value	1,915.6	1,290.2	625.4	48
Loans held for investment, at fair value	10,117.4	11,125.3	(1,007.9)	(9)
Receivables, net	167.4	176.4	(9.0)	(5)
Premises and equipment, net	9.8	11.0	(1.2)	(11)
Other assets	119.4	111.3	8.1	7
Contingent loan repurchase asset	308.4	412.2	(103.9)	(25)
Total assets	$16,107.4	$16,435.4	$(328.0)	(2)%

Total Assets by Segment
Servicing	$14,506.3	$15,242.5	$(736.2)	(5)%
Originations	1,384.7	945.0	439.7	47
Corporate	216.4	247.9	(31.6)	(13)
	$16,107.4	$16,435.4	$(328.0)	(2)%

HMBS-related borrowings, at fair value	$9,924.6	$10,872.1	$(947.6)	(9)%
Other financing liabilities, at fair value	822.0	846.9	(24.9)	(3)
Advance match funded liabilities	320.6	417.1	(96.5)	(23)
Mortgage loan financing facilities, net	2,062.3	1,528.2	534.1	35
MSR financing facilities, net	1,223.2	957.9	265.3	28
Senior notes, net	489.0	487.4	1.6	—
Other liabilities	406.0	420.6	(14.6)	(3)
Contingent loan repurchase liability	308.4	412.2	(103.9)	(25)
Total liabilities	15,556.1	15,942.5	(386.4)	(2)%

Mezzanine equity	49.9	49.9	—	—

Total stockholders’ equity	501.4	442.9	58.4	13

Total liabilities and equity	$16,107.4	$16,435.4	$(328.0)	(2)%

Total Liabilities by Segment
Servicing	$13,966.9	$14,712.8	$(745.8)	(5)%
Originations	1,313.2	928.3	384.9	41
Corporate	275.9	301.4	(25.5)	(8)
	$15,556.1	$15,942.5	$(386.4)	(2)%

Book value per share	$62.21	$56.26	$5.95	11%

Total assets decreased $328.0 million, or 2%, between December 31, 2024 and September 30, 2025 primarily due to the decline in reverse Loans held for investment, partly offset by the growth in MSR and Loans held for sale. The $1.0 billion decline in reverse Loans held for investment was driven by the runoff of the portfolio exceeding originations since the acquisition of the $2.9 billion portfolio of reverse mortgage loans from Waterfall in November 2024 that is relatively more aged (faster runoff). In addition, servicing advances declined $142.0 million largely driven by seasonal reduction of taxes and insurance (T&I) balances. Partly offsetting these declines, our portfolio of Loans held for sale increased $625.4 million driven by the growth of our Originations pipeline, predominantly with Ginnie Mae loans and the acquisition of reverse buyouts, and our MSR portfolio increased $296.7 million mostly due to $493.0 million MSR additions and $186.2 million runoff.
Total liabilities decreased by $386.4 million compared to December 31, 2024, largely due to the factors described above. HMBS-related borrowings decreased by $947.6 million with repayments exceeding new securitizations after the $2.9 billion acquisition of reverse mortgage loans and assumption of HMBS-related borrowings in November 2024, and Advance match funded liabilities decreased $96.5 million consistent with the seasonal decline in servicing advances. Our borrowings under Mortgage loan financing facilities increased $534.1 million due to the higher loans held for sale balance and OLIT securitization, and MSR financing facilities increased $265.3 million with the increase in our MSR portfolio.
Total stockholders’ equity increased $58.4 million during the nine months ended September 30, 2025 mainly due to $62.3 million net income for the period partially offset by the exercise of common stock warrants by Oaktree and dividends on preferred stock.
Key Trends and Outlook
Historical trends
The following table displays historical trends of our financial performance by quarter. Past performance is not necessarily indicative of future results.

	Q1’24	Q2’24	Q3’24	Q4’24	Q1’25	Q2’25	Q3’25

Servicing and subservicing fees	204.5	210.8	211.1	206.0	203.3	211.3	217.5

Gain on reverse loans held for investment (HFI) and HMBS-related borrowings, net (a)	15.4	8.5	18.0	0.6	23.8	11.9	13.0

Gain on loans HFS, net - Originations	9.1	16.7	16.4	15.5	15.6	15.4	30.7
Gain on loans HFS, net - Servicing	1.8	(0.2)	9.4	(9.6)	(3.8)	(5.0)	3.4
Gain on loans held for sale (HFS), net	10.9	16.5	25.8	5.9	11.8	10.4	34.1

Other revenue, net	8.3	10.6	10.8	12.3	10.9	13.0	15.7

Total revenue - Originations	20.0	29.2	29.6	30.5	28.6	29.5	47.1
Total revenue - Servicing	219.1	217.2	236.1	194.3	221.2	217.1	233.2
Total revenue	239.1	246.4	265.7	224.8	249.8	246.6	280.3

MSR realization of cash flows	(39.9)	(38.0)	(40.2)	(38.5)	(41.1)	(43.4)	(48.8)
MSR other fair value changes net of hedging (a)	28.3	5.4	8.7	18.1	2.2	16.2	3.8
MSR valuation adjustments, net	(11.6)	(32.7)	(31.5)	(20.4)	(38.9)	(27.3)	(45.0)

Operating expenses	104.4	104.0	112.4	115.6	119.9	109.5	125.8

Net interest expense	(49.9)	(50.5)	(49.7)	(45.4)	(40.8)	(43.5)	(45.3)
Pledged MSR liability expense (b)	(44.9)	(46.1)	(42.3)	(42.1)	(41.9)	(43.0)	(41.7)
Other	3.5	0.4	(2.1)	(34.9)	0.9	(0.4)	0.5
Other income (expense)	(91.3)	(96.2)	(94.1)	(122.4)	(81.9)	(87.0)	(86.5)

Income before income taxes	31.8	13.5	27.6	(33.7)	9.1	22.8	23.1

(a) Fair value changes of the reverse mortgage exposure (securitized reverse loans HFI and HMBS-related borrowings, net) due to interest rates are economically hedged along with the MSR fair value changes due to interest rates per our Risk Management policy, while reported in two separate line items above for GAAP presentation purposes.
(b) Servicing fee collection associated with MSR failed sales (transactions that do not meet sale accounting criteria) is presented gross, within Servicing fees and the associated remittance is presented within Pledged MSR liability expense (net of contractual subservicing fee retained).
Total revenue shows a generally upward trend, with a notable increase in 2025 driven by the growth of servicing fees on our owned MSR portfolio and Originations Gain on loans held for sale. The volatility in Gain on reverse loans held for investment is primarily due to fluctuations in interest rates and is partially offset by our MSR hedging program. The volatility in Servicing Gain on loans held for sale is mainly due to reverse mortgage buyouts.
MSR valuation adjustments, net, reflect the increasing MSR portfolio runoff expense, consistent with the portfolio growth, with fair value volatility due to interest rate and assumption changes, largely mitigated by an effective hedging program. Operating expenses are generally trending upward, following the growth of our operations while maintaining cost discipline. Quarterly fluctuations of operating expenses are driven by legal expenses and recoveries.
The decline in Net interest expense reflects the favorable impact of our corporate debt refinancing in the fourth quarter of 2024 with the associated recognition of a one-time charge within Other. Pledged MSR liability expenses (effectively the servicing fee remittances of MSRs) are relatively stable.
Income before income taxes shows Onity’s net profitability in all quarters except for the one-time debt refinancing charge in the fourth quarter of 2024. Net profitability overall was driven by revenue growth, cost management and effective MSR hedging.
Seasonality
Mortgage origination and servicing can be seasonal with typically higher home purchase activity in the spring and summer driving higher Originations volumes and Gain on loans held for sale and higher MSR runoff expense in the second and third quarters. Servicing revenue, specifically float income, is also impacted by the seasonality of escrow balances typically lower in the first quarter and increasing throughout the year. The seasonal trends may be offset or impacted by changes in our volumes and changes in interest rates, as reflected in the above table.
Financial performance drivers
The following table summarizes certain key drivers of our revenue in the quarter compared with the prior quarter, as disclosed in the segment discussions of this Management Discussion and Analysis. The table also provides certain considerations for, and may be read in conjunction with, the outlook discussed below.

Revenue	Statement of Operations		Average fee/margin/rate (g)		Volume Drivers
	Q3’25	Q2’25	Q3’25	Q2’25	Q3’25	Q2’25	Ref.

Servicing fee - Owned MSR (incl. ESS)	$107.3	$101.7	0.29%	0.29%	148.0	141.1	a
Servicing fee - MSR failed sale	31.4	32.6	0.32%	0.33%	38.9	39.9	a
Servicing fee	138.7	134.3	0.30%	0.30%	186.9	181.0	a
Subservicing fee	23.5	23.4	$173	$170	543.8	553.1	b
Float earnings	36.4	32.3	4.27%	4.33%	3.4	3.0	c
Other ancillary income	19.0	21.3	0.03%	0.03%	300.1	295.4	d
Servicing and subservicing fees	217.5	211.3	0.29%	0.29%	300.1	295.4	d

Gain on reverse loans held for investment (Orig,)	6.4	6.1	4.44%	3.66%	0.14	0.17	e
Net interest income (servicing fee)	7.8	8.0	0.27%	0.28%	11.4	11.6	a
Sub-total	14.2	14.1
Other fair value change of securitized reverse loans HFI and HMBS-related borrowings, net	(1.2)	(2.2)
Gain on reverse loans held for investment (HFI) and HMBS-related borrowings, net	13.0	11.9	0.46%	0.41%	11.4	11.6	a

Gain on loans HFS, net - Orig., Consumer Direct	16.8	11.5	3.95%	2.99%	0.42	0.38	e
Gain on loans HFS, net - Orig., Correspondent	13.9	3.9	0.21%	0.07%	6.58	5.30	e
Gain on loans HFS, net - Originations	30.7	15.4	0.44%	0.27%	7.01	5.68	e
Gain on loans HFS, net - Servicing	3.4	(5.0)	2.19%	(3.72)%	626.6	536.4	f
Gain on loans held for sale (HFS), net	34.1	10.4

Other revenue, net - Originations	10.1	8.0	0.14%	0.14%	7.01	5.68	e
Other revenue, net - Servicing	5.6	5.0	0.01%	0.01%	311.5	307.0	a
Other revenue, net	15.7	13.0

Total revenue - Originations	47.1	29.5	0.67%	0.52%	7.01	5.68	e
Total revenue - Servicing	233.2	217.1	0.30%	0.28%	311.5	307.0	a
Total revenue	$280.3	$246.6	0.36%	0.32%	311.5	307.0	a

(a) Average UPB (in $B)
(b) Average loan count (in 000’s)

(c) Average float balance (in $B) (information not disclosed in Servicing segment)
(d) Average forward servicing plus total forward and reverse subservicing UPB (in $B)
(e) Newly funded Originations UPB (in $B)
(f) Fair value loans held for sale (in $M)
(g) Implied/calculated as percentage of revenue to volume driver, annualized

Outlook
The following discussion provides additional information regarding certain key drivers of our financial performance and includes certain forward-looking statements that are based on the current beliefs and expectations of Onity’s management and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements beginning on page 2 of this Form 10-Q and Part I, Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2024, for discussion of certain of those risks and uncertainties and other factors that could cause Onity’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with the outlook information set forth below, and Onity does not undertake to update any forward-looking statements. Refer to the Segment results of operations section for further detail, the description of our business environment, initiatives and risks.
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
Gain on sale of loans held for sale - Our gain on sale is driven by both Originations volume and margin, and is channel-sensitive. The updated industry forecasts (average of MBA, October 2025 and Fannie Mae, October 2025) suggest an estimated 16% increase in loan origination in 2026 as compared to 2025, with the 30-year fixed rate mortgage expected to end 2026 mostly flat at 6.2%. However, macroeconomic conditions and their impact on the housing and capital markets remain highly uncertain. We anticipate growth in our Consumer Direct channel driven by our increased recapture capabilities that may be curtailed if interest rates remain at the current levels or increase. We expect to continue to prudently grow year-over-year our Correspondent volume at margins that are accretive to the business as part of our MSR replenishment and growth strategy. We also expect continued competitive pressure on margins across all channels and volatility of gain on sale associated with GSE pricing dependency and volatile interest rates. We expect some further volatility of gain (loss) on sale on loans held for sale related to reverse mortgage buyouts (mostly inactive loans) due to the increased size of the portfolio.
Gain on reverse loans held for investment and HMBS-related borrowings, net - The reverse mortgage origination gain is driven by the same factors as gain on sale of loans held for sale, with smaller volumes in the reverse mortgage market and generally larger margins. With our experience and brand in the marketplace, we expect our origination volume to largely follow the industry growth albeit with some channel mix changes. We expect continued uncertain market interest rate and spread conditions. The fair value of the net reverse servicing asset is expected to continue to follow market conditions, with fair value gains or losses generally associated with declining or increasing interest rates and spread, respectively, and is part of our forward MSR hedging strategy. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for further detail.
MSR valuation adjustments, net - Our net MSR fair value changes include two main components. First, amortization of our investment is a function of the UPB and fair value of the MSR. We expect the MSR realization of expected cash flows to generally follow the growth or size of our MSR portfolio net of ESS financing liabilities and pledged MSR liabilities with our MSR capital partners, and associated prepayments. Second, MSR fair value changes net of hedging are driven by changes in interest rates and assumptions, such as forecasted prepayments, our hedge coverage ratio and hedge performance. We expect MSR fair value changes due to interest rates to be largely offset by hedging derivatives to the extent of our hedge coverage ratio, with increased uncertainties related to assumption updates, hedge performance and hedge cost in an environment of higher economic and capital market volatility. Refer to the sensitivity analysis in Item 3. Quantitative and Qualitative Disclosures About Market Risk for further detail.
Operating expenses - Compensation and benefits are a significant component of our cost-to-service and cost-to-originate and is directly correlated to headcount levels. Headcount in Servicing is primarily driven by the number of loans or UPB being serviced and subserviced, and by the relative mix of performing, delinquent and defaulted loans. As servicing volume is expected to increase with relatively more performing loans (see above), we expect a stable workforce with productivity gains. We expect our Originations headcount and operating expenses to align with the expected growth in volume. Our operating expenses are expected to correlate with volumes, with some productivity and efficiencies expected through our technology and continuous improvement initiatives. Incentive compensation is also correlated to our share price and other performance metrics.
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
Stockholders’ equity - After consideration of the above factors and the subsequent event below, we expect our business to continue to generate net income and increase our equity in 2026, absent any material adverse impact related to changes in interest rates, hedge performance and cost, execution of the Rithm servicing transfer and associated downsizing of our operations, regulatory changes, litigation, actions by government entities or GSEs, events which may disrupt the capital markets or any other factors affecting our ability to execute our growth initiatives and plan. In addition, we believe it is reasonably possible that by December 31, 2025, we could release some of our valuation allowance that currently offsets our net U.S. deferred tax asset and would result in a one-time increase to net income and stockholders’ equity. There can be no assurance that the desired strategic and financial impact of our actions will be realized.
Subsequent event - Notice of non-renewal of servicing agreements by Rithm
On October 31, 2025, we were notified by one of our largest subservicing clients, Rithm, of its intent to not renew its subservicing agreements effective January 31, 2026. The termination is for convenience and not for cause.
These agreements accounted for approximately $33.0 billion, or 10% of the UPB and 20% of the loan count of our total servicing and subservicing portfolio, and approximately 55% of all delinquent loans that Onity services, as of September 30, 2025.
The servicing transfer to Rithm’s own servicing platform is expected to occur in the first and second quarters of 2026. The transfer of $8.5 billion of UPB of these agreements is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain. Refer to Note 23 – Subsequent Events.
The servicing transfer will result in the reduction of Servicing and subservicing fees and associated Pledged MSR liability expense. We expect a reduction of Operating expenses after downsizing certain aspects of our servicing and support functions. We further expect the recognition of a restructuring obligation upon transfer. We are evaluating the impact of the servicing transfer on future results of operations.
In addition, the float amount associated with the advance collections and servicing fees of the servicing portfolio will be repaid to Rithm in cash based on the amount due upon transfer (refer to Note 13 – Other Liabilities, Due to Rithm). The amount due varies daily. After consideration of any necessary liquidity actions such as the sale of MSR on a subservicing retained basis, we expect our liquidity will be sufficient to settle the Rithm payable when due and maintain adequate cash resources.

SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Originations - as well as a Corporate segment.

SERVICING
This segment is primarily comprised of our mortgage servicing and subservicing business. We earn servicing and subservicing fees, including ancillary income, and incur cost to service the loans which varies depending on delinquency status. We are exposed to MSR valuation adjustments and advancing obligations when we own the MSR. Our servicing portfolio includes conventional, government-insured and non-Agency mortgage loans, including reverse mortgage loans classified as loans held for investment on our balance sheet. As of September 30, 2025, we serviced 1.4 million mortgage loans with an aggregate UPB of $315.5 billion.
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
On May 29, 2025, Fitch upgraded PHH’s residential servicer ratings and affirmed its stable outlook for all products. In addition, Fitch affirmed PHH’s residential Master Servicer rating. The rating actions reflect the company’s growth strategy based on diversification between its loan origination and servicing businesses as well as its third-party subservicing efforts, effective enterprise risk management controls and processes, and continuous technology enhancements.
On June 11, 2025, Moody's upgraded the second lien servicer quality (SQ) assessment from SQ3+ to SQ 2- and affirmed the prime, subprime, special servicer, and master SQ assessments for PHH at SQ3+. The upgrade of PHH 's second lien servicing assessment is mainly driven by i) improvement in the company's second lien roll rates, ii) cure rates, and iii) recidivism rates.
Concentration
Rithm is one of our largest subservicing clients. Rithm’s servicing portfolio is in a run-off mode and we continue to diversify and grow our total servicing portfolio. Servicing and subservicing fees from Rithm amounted to $60.2 million, or 13% of total servicing and subservicing fees (excluding ancillary income) in the nine months ended September 30, 2025 ($73.5 million and 16% in the nine months ended September 30, 2024, respectively), and the related remittances to Rithm presented as Pledged MSR liability expense amounted to $27.6 million and $27.6 million in the respective periods. Rithm accounted for $33.0 billion, or 10% and 20% of the total serviced UPB and loan count, respectively, of our servicing and subservicing portfolio as of September 30, 2025, and 55% of all delinquent loans that Onity serviced, for which the cost to service and the associated risks are higher ($42.2 billion, 14%, 25% and 64% as of September 30, 2024, respectively). Consistent with a subservicing relationship, Rithm is responsible for funding the advances we service on its behalf. The servicing agreements automatically renew annually unless notice of termination is provided. Also refer to Note 21 — Commitments, Client Concentration and Note 23 – Subsequent Events.

Operating Metrics
The following table provides selected operating statistics for our Servicing segment:

Selected Operating Statistics	September 30,	June 30,	% Change	September 30,	% Change
	2025	2025		2024
Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$304.8	$299.0	2%	$288.2	6%
Non-performing loans	10.3	10.1	2	10.3	—
Non-performing real estate	0.4	0.4	4	0.4	(8)
Total	$315.5	$309.5	2%	$298.9	6%

Non-performing to total %	3.4%	3.4%	—%	3.6%	(6)%

Conventional loans	$216.3	$214.0	1%	$196.9	10%
Government-insured loans	40.0	40.4	(1)	38.1	5
Non-Agency loans	59.2	55.2	7	64.0	(7)
Total	$315.5	$309.5	2%	$298.9	6%

Conventional loans to total %	68.5%	69.1%	(1)%	65.9%	4%

Servicing portfolio (2)	$163.4	$155.4	5%	$129.0	27%
Subservicing portfolio
Subservicing - forward	57.0	57.7	(1)%	59.7	(5)%
Subservicing - commercial	5.6	5.1	9%	4.2	34%
Subservicing - reverse	7.6	8.2	(7)	12.6	(40)
Total subservicing	70.1	71.0	(1)	76.4	(8)
MAV (3) (4)	38.9	39.7	(2)	41.9	(7)
Rithm (4) (5)	33.0	33.8	(2)	42.2	(22)
Other MSR capital partners (4)	10.1	9.6	4	9.4	7
Total	$315.5	$309.5	2%	$298.9	6%

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2025	2025		2025	2024
Prepayment speed (CPR)
% Voluntary CPR	6.2%	5.9%	5%	5.5%	4.7%	18%
% Involuntary CPR	0.3	0.3	4	0.3	0.3	(19)
% Total CPR (6)	9.8%	9.5%	3%	9.1%	8.2%	11%

Number of completed modifications (in thousands)	4.4	5.5	(20)%	14.5	13.4	9%

MSR weighted average note rate (7)	4.6%	4.5%	2%	4.5%	4.2%	7%
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Includes HECM reverse mortgage loans held for investment with a UPB of $9.6 billion that are recognized in our unaudited consolidated balance sheet at September 30, 2025.

(3)Includes $18.6 billion UPB subserviced and $20.3 billion UPB of MSRs sold to MAV that did not achieve sale accounting treatment at September 30, 2025.
(4)Loans serviced pursuant to our sale or transfer agreements with MAV, Rithm or others for which sale accounting is not achieved, and loans subserviced.
(5)Includes $24.5 billion UPB of subserviced loans on behalf of Rithm at September 30, 2025.
(6)Total 3-month % CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.
(7)Related to our owned MSR forward servicing portfolio.
The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)		Count (000’s)
	2025	2024	2025	2024
Portfolio at January 1	$301.7	$288.4	1,395.1	1,344.5
Additions (1)	16.5	23.1	56.7	74.0
MSR Sales	—	—	(0.1)	(0.1)
Servicing transfers (1)	(6.9)	(2.6)	(45.7)	(9.7)
Runoff	(6.6)	(6.6)	(24.0)	(25.8)
Portfolio at March 31	304.6	302.3	1,382.0	1,382.9
Additions (1)	15.1	18.8	45.0	61.6
MSR sales	—	(6.2)	(0.1)	(25.8)
Servicing transfers (1)	(1.4)	(3.0)	(4.3)	(11.9)
Runoff	(8.8)	(7.4)	(33.8)	(28.4)
Portfolio at June 30	309.5	304.5	$1,388.9	1,378.5
Additions (1)	23.8	26.0	67.6	85.1
MSR Sales	—	(8.6)	(0.1)	(28.4)
Servicing transfers (1)	(9.5)	(15.4)	(33.2)	(57.0)
Runoff	(8.3)	(7.6)	(28.8)	(27.8)
Portfolio at September 30	$315.5	$298.9	1,394.4	1,350.5
(1)Includes the volume of UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans may be boarded and deboarded within the same quarter.

The following table provides a breakdown of our servicer advances, net of allowance for losses:

	September 30, 2025				December 31, 2024
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total
Conventional	$1.2	$32.5	$7.8	$41.5	$1.3	$87.3	$5.4	$94.0
Government-insured	2.0	27.8	22.7	52.5	1.7	47.0	21.8	70.6
Non-Agency	114.2	144.7	82.3	341.2	146.8	179.8	86.0	412.6
Total, net	$117.4	$205.0	$112.7	$435.1	$149.8	$314.2	$113.2	$577.2

The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

	September 30,	June 30,	% Change	September 30,	% Change
	2025	2025		2024
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$9,585.0	$9,961.1	(4)%	$7,867.2	22%
Active Buyouts (2)	194.4	205.0	(5)	141.5	37
Inactive Buyouts (2)	645.7	546.3	18	492.4	31
Total	$10,425.1	$10,712.4	(3)%	$8,501.1	23%

Future draw commitments (UPB) in millions:	2,956.4	3,000.2	(1)%	1,822.7	62%

Fair value in millions:
Loans held for investment (1)	$10,017.3	$10,341.3	(3)%	$8,214.4	22%
HMBS related borrowings	9,924.6	10,253.1	(3)	8,132.5	22
Net asset value (HECM or reverse MSR)	$92.8	$88.3	5%	$81.9	13%
Net asset value to UPB	0.97%	0.89%		1.04%
(1)Securitized loans only; excludes unsecuritized loans.
(2)Buyouts are reported as Loans held for sale, Accounts Receivable or REO depending on the loan and foreclosure status.

Financial Performance
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2025	2025		2025	2024
Revenue
Servicing and subservicing fees	$217.5	$211.3	3%	632.0	$624.5	1%
Gain on reverse loans held for investment and HMBS-related borrowings, net	6.6	5.9	13	29.4	23.2	27
Gain (loss) on loans held for sale, net	3.4	(5.0)	(169)	(5.4)	11.0	(149)
Other revenue, net	5.6	5.0	13	15.4	13.5	13
Total revenue	233.2	217.1	7%	671.4	672.3	—%

MSR valuation adjustments, net	(48.6)	(31.4)	55%	(121.9)	(83.9)	45%

Operating expenses
Compensation and benefits	23.4	22.9	2%	69.5	75.8	(8)%
Servicing expense	12.1	10.5	14	34.3	33.3	3
Technology and communications	7.5	7.5	1	22.4	18.4	22
Professional services	9.2	1.1	716	16.5	19.5	(15)
Occupancy, equipment and mailing	7.8	6.9	13	21.9	20.2	8
Corporate overhead allocations	14.2	13.1	9	39.8	33.2	20
Other expenses	0.5	0.6	(14)	1.6	2.9	(45)
Total operating expenses	74.7	62.6	19%	206.0	203.3	1%

Other income (expense)
Interest income	13.3	11.7	14%	36.8	22.3	65%
Interest expense	(56.8)	(51.1)	11	(155.7)	(139.4)	12
Pledged MSR liability expense	(41.7)	(43.0)	(3)	(126.7)	(133.4)	(5)
Earnings of equity method investee	—	—	n/m	—	6.7	(100)
Other, net	0.5	(0.2)	(345)	0.8	(6.9)	(112)
Other income (expense), net	(84.6)	(82.7)	2%	(244.8)	(250.8)	(2)%

Income before income taxes	$25.2	$40.4	(38)%	$98.7	$134.3	(26)%

Servicing and Subservicing Fees
The following chart displays servicing and subservicing fees by component for the periods presented:
The following table and discussion present the main drivers of servicing and subservicing fees.

	Three Months Ended		% Change	Nine Months Ended			% Change
	September 30,	June 30,		September 30,		September 30,
	2025	2025		2025		2024
Servicing fees
Average servicing UPB (1)	$186.9	$181.0	3%	$181.1		$168.0	8%
Average servicing fee (2)	0.30	0.30	—	0.30		0.30	(2)
Servicing fees (3)	$138.7	$134.3	3%	$402.9		$380.8	6%

Subservicing fees (6)
Average subservicing UPB (1)	$113.2	$114.4	(1)%	$115.0		$123.2	(7)%
Average number of subserviced loans (4)	543.8	553.1	(2)%	561.2		580.9	(3)%
Average monthly fee per loan (5)	$14	$14	2	$14		$17	(13)
Subservicing fees (3)	$23.5	$23.4	—%	$73.0	57.6	$87.1	(16)%
(1) In $ billions, (2) In % of UPB, annualized, (3) In $ millions, (4) In thousands, (5) In dollars.
(6) Includes reverse mortgage loan subservicing.
Servicing fees for the three months ended September 30, 2025 increased $4.4 million or 3% compared to the three months ended June 30, 2025, driven by a 3% increase in average servicing UPB. The increase in average servicing UPB is primarily due to robust originations as part of our replenishment and growth initiative. Subservicing fees remained flat quarter over quarter, with a 2% reduction in subservicing volume (loan count) offset by 2% higher subservicing fee per loan.
Compared to the nine months ended September 30, 2024, our servicing fees for the nine months ended September 30, 2025 grew 6% or $22.1 million, driven by an 8% increase in average servicing UPB, primarily due to robust originations and bulk MSR acquisitions as part of our replenishment and growth initiative. The $14.1 million or 16% decrease in subservicing fees is largely due to the acquisition of the reverse portfolio from Waterfall in the fourth quarter of 2024 that we previously subserviced and the deboarding of $5.7 billion UPB Rithm loans in the first quarter of 2025, partly offset by the growth of our forward subservicing portfolio.
The following table presents the detail of our ancillary income:

Ancillary Income	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2025	2025		2025	2024
Custodial accounts (float earnings)	$36.4	$32.3	13%	95.8	$94.5	1%
Late charges	9.4	9.7	(3)	$28.9	25.5	13
Reverse subservicing ancillary fees	2.7	3.0	(9)	9.2	18.1	(49)
Other	6.8	8.5	(21)	22.2	18.6	20
Ancillary income	$55.3	$53.5	3%	$156.1	$156.6	—%

Ancillary income for the three months ended September 30, 2025 increased by $1.8 million, or 3% compared to the three months ended June 30, 2025 primarily due to a $4.1 million increase in float earnings attributable to seasonally higher average float balances, offset in part by $1.8 million lower other fees mainly driven by lower collection fees.
Compared to the nine months ended September 30, 2024, ancillary income for the nine months ended September 30, 2025 remained flat, with some offsetting factors, including a $8.8 million decline in reverse subservicing ancillary fees driven by the acquisition of previously-subserviced client portfolio (from Waterfall) in the fourth quarter of 2024 and portfolio runoff, a $3.4 million increase in late charge collections on higher payoff volume, and $3.7 million higher other fees mainly driven by loss mitigation activities. Float earnings remained mostly flat ($1.3 million increase) with an offsetting impact of higher float balances due to increased servicing volume overall and lower average interest rates (as a benchmark, the average 1-month term SOFR declined by 98 basis points).
Gain (Loss) on Loans Held for Sale, Net

We recognized a $3.4 million gain on loans held for sale, net for the three months ended September 30, 2025, compared to a $5.0 million loss in the three months ended June 30, 2025. The $8.4 million favorable variance quarter-over-quarter is mostly driven by reverse mortgage buyouts, with certain favorable assumption updates in the third quarter of 2025 and losses in the second quarter of 2025 (largely attributed to the reverse portfolio acquired from Waterfall in the fourth quarter of 2024).
We recognized a $5.4 million loss on loans held for sale, net for the nine months ended September 30, 2025, compared to an $11.0 million gain recognized in the nine months ended September 30, 2024. The $16.4 million unfavorable variance year-over-year is mostly driven by $8.3 million losses on reverse mortgage buyouts in 2025 (largely attributed to the reverse portfolio acquired from Waterfall in the fourth quarter of 2024) and $11.3 million gains recognized in 2024 on previously acquired reverse mortgage buyouts.
Gain (Loss) on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
The following table presents the components of the fair value change of reverse loans held for investment and HMBS-related borrowings, net.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	% Change	September 30,	September 30,	% Change
	2025	2025		2025	2024
Net interest income (servicing fee)	$7.8	$8.0	(3)%	$24.2	$18.2	32%
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net	(1.2)	(2.2)	(47)	5.3	5.0	5
Gain on reverse loans held for investment and HMBS-related borrowings, net (Servicing)	$6.6	$5.9	13%	$29.4	$23.2	27%
Gain on reverse loans held for investment and HMBS-related borrowings, net was flat for the three months ended September 30, 2025 compared to the three months ended June 30, 2025. While not the only benchmark for the reverse mortgage exposure, the 10-year Treasury rate declined 8 basis points during the third quarter of 2025 and was flat (increased 1 basis point) during the second quarter of 2025. Net interest income remained mostly flat (-3%), consistent with the average portfolio balance.
Compared to the nine months ended September 30, 2024, Gain on reverse loans held for investment and HMBS-related borrowings, net for the nine months ended September 30, 2025 increased $6.2 million mostly driven by a more favorable decline in market interest rates vs. the decrease in the prior year period, partly offset by changes in spreads (less favorable tightening vs. the prior year period) and certain unfavorable assumption updates in the second quarter of 2025. The 10-year Treasury rate declined 42 basis points during the nine months ended September 30, 2025 compared to a decrease of 7 basis points during the nine months ended September 30, 2024. Net interest income increased $5.9 million (or 32%), consistent with the portfolio growth due to the acquisition of the previously subserviced portfolio of Waterfall in the fourth quarter of 2024.

MSR Valuation Adjustments, Net
Refer to the discussion above within Overview-Results of Operations and Financial Condition-MSR Valuation Adjustments, Net.
The following chart summarizes the impact of our MSR interest rate hedging strategy on Servicing segment results along with the impact of fair value changes due to other input and assumption updates (refer to the MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures about Market Risks for further detail). As displayed below, our net income (total) is impacted by the combined effect of the fair value changes of the MSR portfolio attributable to rates and assumption changes, the MSR hedging derivative gains and losses - both reported within MSR valuation adjustments, net on the face of the consolidated statement of operations - and other fair value changes of the HECM loans and HMBS-related borrowings (reverse exposure) used as a hedge for risk management purposes but separately presented on our consolidated statement of operations as Gain on reverse loans held for investment and HMBS-related borrowings, net. While our risk management hedging strategy is targeted towards changes in fair value due to interest rates, the below information portrays all fair value changes due to interest rates, inputs and assumptions.

(14.5)
25.9
5.3
84.3
(50.0)
5.0
YTD 2025
Total= $16.7M
YTD 2024
Total= $39.3M

☐	MSR fair value changes due to input and assumption changes (reported within the Servicing segment)
☐	MSR hedging derivative fair value changes
☐	Other change in fair value of securitized reverse mortgage loans held for investment and HMBS-related borrowings, net
With a high targeted hedge coverage ratio, the fair value volatility of the MSR portfolio due to changes in market interest rates, net of hedges (including the reverse exposure) was reduced for the periods presented. The total impact of our MSR hedge strategy resulted in losses of $1.0 million in the third quarter of 2025 and gains of $9.8 million in the second quarter of 2025, largely driven by favorable MSR valuation input and assumption updates to reflect market transaction pricing levels. The $22.6 million lower gains for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is mainly driven by less favorable input and assumption updates, partly offset by favorable market rate impact net of hedging compared to the prior year period.
Compensation and Benefits

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2025	2025		2025	2024
Compensation and benefits	$23.4	$22.9	2%	$69.5	$75.8	(8)%

Average Employment - Servicing	2,841	2,876	(1)%	2,891	3,169	(9)%
Compensation and benefits expense for the three months ended September 30, 2025 remained flat (increased 2%), compared to the three months ended June 30, 2025 largely consistent with headcount.
Compared to the nine months ended September 30, 2024, Compensation and benefits expense for the nine months ended September 30, 2025 decreased $6.3 million or 8%, mostly driven by a 9% headcount reduction. The decrease in average headcount, with an 11% decrease in the U.S., is largely attributed to the runoff of our reverse subservicing portfolio and further efficiency gains.

Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans (provision for account receivables), provision expense for advances and servicing representation and warranties, other provision expense (incl. CRL), and certain loan-volume related expenses.
Servicing expense increased $1.5 million in the three months ended September 30, 2025 compared to the three months ended June 30, 2025, largely driven by additional provision expense in our captive reinsurance business (CRL) due to higher property casualties.
Compared to the nine months ended September 30, 2024, Servicing expense for the nine months ended September 30, 2025 were mostly flat (increased $1.0 million or 3%) with additional provision expense in our captive reinsurance business (CRL) due to higher property casualties, partially offset by lower provision expense for servicing advances and other factors.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefit expense and Servicing expense) for the three months ended September 30, 2025 increased $10.1 million as compared to the three months ended June 30, 2025, mostly due to $8.4 million increased legal expenses reported within Professional services driven by higher recoveries of prior years’ legal expenses in the second quarter of 2025 and an increase in our accrual for probable losses in the third quarter of 2025.
Compared to the nine months ended September 30, 2024, Other operating expenses for the nine months ended September 30, 2025 increased $8.0 million mostly due to a $6.6 million increase in Corporate overhead allocations primarily driven by higher Corporate services to support our growth initiatives and a $4.1 million increase in Technology and communications primarily driven by our technology initiatives (including robotic process automation, digitization and machine learning / artificial intelligence) and certain technology expenses previously reflected within Professional services.

Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2025	2025		2025	2024
Interest Expense
Advance match funded liabilities	$7.8	$7.8	—%	$23.4	$28.8	(19)%
Mortgage loan financing facilities
Securitization notes (OLIT)	13.5	10.1	34	33.7	24.2	39
Warehouse facilities	2.8	3.6	(22)	9.8	4.1	140
MSR financing facilities	23.0	21.6	6	63.1	56.1	13
Corporate debt interest expense allocation	7.4	6.4	16	20.0	20.2	(1)
Escrow	2.3	1.6	44	5.6	6.0	(8)
Total interest expense	$56.8	$51.1	11%	$155.7	$139.4	12%

Average balances
Advance match funded liabilities	$307.6	$335.2	(8)%	$334.8	$399.6	(16)%
Mortgage loan financing facilities
Securitization notes (OLIT)	649.7	443.7	46	521.5	282.3	85
Warehouse facilities	151.6	209.4	(28)	182.9	59.9	205
MSR financing facilities	1,199.0	1,166.9	3	1,130.7	884.3	28
Total asset-backed financing	$2,307.8	$2,155.3	7%	$2,170.0	$1,626.0	33%

Effective average interest rate
Advance match funded liabilities	10.13%	9.30%	9%	9.34%	9.62%	(3)%
Mortgage loan financing facilities
Securitization notes (OLIT)	8.32	9.08	(8)	8.62	11.42	(25)
Warehouse facilities	7.45	6.92	8	7.16	9.09	(21)
MSR financing facilities	7.67	7.40	4	7.45	8.46	(12)

Average 1 month Term SOFR	4.29%	4.32%	(1)%	4.31%	5.29%	(19)%
Interest expense for the three months ended September 30, 2025 increased $5.7 million, or 11% compared to the three months ended June 30, 2025. The increase is primarily driven by a $3.4 million increase due to the acquisition and securitization (OLIT) of reverse mortgage buyouts in July 2025 and a $1.4 million increase on MSR financing facilities due to our owned MSR portfolio growth.
Compared to the nine months ended September 30, 2024, interest expense for the nine months ended September 30, 2025 increased $16.3 million, or 12%, driven by the growth of our assets, partly offset by lower financing cost due to lower interest rates. Interest expense increased $9.5 million mainly due to the acquisition and securitization (OLIT) of reverse mortgage buyouts in September 2024 and July 2025. In addition, interest expense increased $5.7 million on warehouse facilities and $7.0 million on MSR facilities due to an increase in the average debt balance, offset in part by lower average short-term market interest rates. These increases were partially offset by a $5.4 million decrease in interest on Advance funding liabilities, mostly driven by the decline in average debt balances for servicing advances due to lower delinquencies and increased loan resolutions in our non-Agency MSR portfolio.
Interest income for the three months ended September 30, 2025 increased $1.7 million compared to the three months ended June 30, 2025, primarily due to the reverse mortgage buyouts acquired in July 2025. Compared to the nine months ended September 30, 2024, interest income increased $14.5 million for the nine months ended September 30, 2025, primarily due to the reverse mortgage buyouts acquired in the third and fourth quarters of 2024.
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
The following table provides the components of Pledged MSR liability expense:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2025	2025		2025	2024
Rithm and others	$17.9	$18.7	(4)	$54.0	$52.5	3
MAV	11.0	11.3	(2)	33.9	42.1	(19)
Net servicing fee remittance for MSR transfers that do not meet sale accounting (1)	29.0	30.0	(3)	87.8	94.6	(7)
ESS servicing spread remittance	12.7	13.0	(2)	38.9	38.9	—
Pledged MSR liability expense	$41.7	$43.0	(3)%	$126.7	$133.4	(5)%
(1)See Note 8 — Other Financing Liabilities, at Fair Value. The servicing fee and ancillary income collections on such transferred MSRs are recognized within Servicing and subservicing fees.
Pledged MSR liability expense for the three months ended September 30, 2025 remained mostly stable (decreased 3%) as compared to the three months ended June 30, 2025 consistent with the volume serviced.
Compared to the nine months ended September 30, 2024, Pledged MSR liability expense for the nine months ended September 30, 2025 decreased $6.7 million mostly driven by MAV’s sale of MSRs (previously sold by Onity to MAV in a transaction which did not qualify for sale accounting) which resulted in the derecognition of the Pledged MSR liability during the nine months ended September 30, 2024, partially offset by the increase in the portfolio of MSRs sold to MSR capital partners.
Earnings of equity method investee for the nine months ended September 30, 2024 represents our previously owned 15% share of MAV Canopy which we sold in November 2024.
Other, net for the nine months ended September 30, 2024 included $6.2 million expense related to early payment and payoff protections on our MSR bulk sales.

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
2- Correspondent Lending
Our correspondent lending channel drives the replenishment and growth of our MSR portfolio. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or “best-efforts” contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved correspondent lenders. As of September 30, 2025, we have relationships with 732 approved correspondent sellers.

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
4- Co-Issue Programs
We purchase MSRs through flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans servicing released to the respective agency and sell the MSR to the winning bidder. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. As of September 30, 2025, we have relationships with 521 approved sellers through the Agency Cash Window co-issue programs. We initially recognize our MSR originations and purchases with the associated economics in our Originations segment, and transfer the MSR to our Servicing segment once the MSR is initially recognized on our balance sheet with all subsequent performance associated with the MSR, including funding cost, run-off and other fair value changes reflected in our Servicing segment.

Operating Metrics
The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2025	2025		2025	2024
Funded Loan UPB by Channel (in billions)
Forward loans
Correspondent	$6.58	$5.30	24%	$15.68	$11.14	41%
Consumer Direct	0.42	0.38	11	1.11	0.51	116
	$7.01	$5.68	23%	$16.78	$11.65	44%

GSE	$4.48	$3.49	28%	$11.47	$8.44	36%
Ginnie Mae	2.46	2.16	14	5.19	3.16	64
Other	0.07	0.03	114	0.12	0.05	134
	$7.01	$5.68	23%	$16.78	$11.65	44%

% Purchase production	77%	75%	2	76%	82%	(8)
% Refinance production	23	25	(5)	24	18	35

Weighted average note rate (%)	6.50%	6.29%	3%	6.45%	6.56%	(2)%

Reverse loans (1)
Correspondent	$0.09	$0.10	(11)%	$0.29	$0.38	(25)%
Wholesale	0.03	0.04	(22)	0.12	0.09	29
Retail	0.03	0.03	(11)	0.08	0.07	10
	$0.14	$0.17	(14)%	$0.48	$0.55	(11)%

UPB of MSR Purchases by Channel (in billions)
Agency Cash Window / Flow MSR	$4.74	$3.56	33%	11.07	$7.90	40%
Bulk purchases	1.10	0.27	306	6.23	1.55	303
Bulk reverse purchases	0.20	—	n/m	0.20	1.05	(81)
	$6.04	$3.83	58	$17.49	$10.50	67

Total	$13.19	$9.68	36%	$34.76	$22.70	53%

Short-term loan commitment (2) (at period end; in millions)
Consumer Direct	$442.9	$209.1	112%	$442.9	$284.8	55%
Correspondent	1,924.8	1,767.5	9%	1,924.8	1,388.6	39%
Total Forward loans	$2,367.7	$1,976.6	20%	$2,367.7	$1,673.4	41%
Reverse loans	33.9	33.0	3%	33.9	26.9	26%

Average Headcount - Originations	606	578	5%	582	480	21%

Consumer Direct pull-through adjusted (PTA) lock volume (3)	$0.61	$0.40	54%	$1.34	$0.62	116%
Consumer Direct gain on sale margin on PTA lock volume (4)	2.73%	2.88%	(5)%	2.83%	3.12%	(9)%
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.

(2)Also refer to interest rate lock commitments in Note 15 – Derivative Financial Instruments and Hedging Activities. The amounts are presented before application of any pull-through adjustment.
(3)Defined as interest rate lock commitments multiplied by pull-through rates and represents loan volume expected to be funded.
(4)Represents Gain on loans held for sale, net divided by pull-through adjusted locked volume.

Financial Performance
The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2025	2025		2025	2024
Revenue
Gain on loans held for sale, net	$30.7	$15.4	99%	$61.7	$42.2	46%
Gain on reverse loans held for investment and HMBS-related borrowings, net	6.4	6.1	5	19.3	18.7	3
Other revenue, net	10.1	8.0	26	24.3	18.0	34
Total revenue	47.1	29.5	60%	105.2	78.9	33%

MSR valuation adjustments, net	3.6	4.2	(14)	10.8	8.1	33

Operating expenses
Compensation and benefits	15.1	13.8	9%	41.4	33.3	24%
Origination expense	3.6	2.6	39	7.3	5.5	33
Technology and communications	2.5	2.3	8	6.8	5.3	30
Professional services	0.4	0.5	(5)	1.4	1.4	1
Occupancy, equipment, and mailing	0.9	0.8	13	2.4	1.7	43
Corporate overhead allocations	4.2	3.9	6	12.0	12.4	(3)
Other expenses	1.5	1.7	(13)	4.7	3.7	27
Total operating expenses	28.2	25.6	10%	76.0	63.2	20%

Other income (expense)
Interest income	23.3	19.4	20%	56.1	38.6	45%
Interest expense	(20.8)	(18.3)	14	(51.8)	(41.4)	25
Other, net	(0.1)	(0.1)	(8)	(0.7)	(0.3)	(63)
Other income (expense), net	2.4	1.0	144%	3.6	(3.1)	(215)%

Income before income taxes	$24.9	$9.0	176%	$43.5	$20.7	110%

Gain on Loans Held for Sale, Net
The following chart displays Gain on loans held for sale by channel for the periods presented:
The following table and discussion present Gain on loans held for sale by channel and the main drivers, specifically the forward loan origination volumes and margins (excluding fees that are presented in Other revenue, net):

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2025	2025		2025	2024
Origination UPB (1) (in billions)
Correspondent	$6.58	$5.30	24%	$15.68	$11.14	41%
Consumer Direct	0.42	0.38	11	1.11	0.51	116
	$7.01	$5.68	23%	$16.78	$11.65	44%

% Gain on Sale Margin (2)
Correspondent	0.21%	0.07%	185%	0.15%	0.20%	(26)%
Consumer Direct	3.95	2.99	32	3.45	3.80	(9)
	0.44%	0.27%	61%	0.37%	0.36%	2%

Gain on Loans Held for Sale
Correspondent	$13.9	$3.9	254%	$23.5	$22.7	4%
Consumer Direct	16.8	11.5	46	38.1	19.4	96
	$30.7	$15.4	99%	$61.7	$42.2	46%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of gain on Loans held for sale to funded UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
Gain on loans held for sale, net for the three months ended September 30, 2025 nearly doubled (increased 99%) compared to the three months ended June 30, 2025, with a $10.0 million increase in our Correspondent channel and a $5.3 million increase in our Consumer Direct channel. For both channels, the increase in Gain on loans held for sale, net is due to the combined effect of higher margins and higher loan production volume. The Correspondent volume increase largely exceeded the estimated industry volume trend (up 3% quarter over quarter, based on average of MBA and Fannie Mae data) and our increase is mostly driven by a robust execution against our growth objectives within our network of Correspondent sellers. The Consumer Direct volume increase is largely explained by lower mortgage rates in the third quarter with additional refinancing activity. The increase in margins is mostly attributable to relatively lower margins in the second quarter of 2025 due to volatile market conditions. Capital markets experienced a temporary spike in interest rate volatility in early April 2025. Higher margins are also attributable to execution gains in our securitization/sale and hedging activities in the current quarter.
Compared to the nine months ended September 30, 2024, Gain on loans held for sale, net for the nine months ended September 30, 2025 increased $19.5 million, mostly attributable to an $18.7 million increase in our Consumer Direct channel. The increase in the Consumer Direct gain is due to more than twice the amount of funded loan volume (116% increase), largely driven by our increased recapture operational capability. Correspondent channel gain on loans held for sale, net remained mostly flat ($0.8 million increase) with a 41% increase in loan production volume offset by a 26% decline in margin. Our 41% volume increase is mostly driven by our growth objectives and largely exceeded the estimated industry volume trend (15% increase, based on average of MBA and Fannie Mae data). The decline in margin is largely due to the volatile market conditions in the second quarter of 2025 discussed above.

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

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2025	2025		2025	2024
Origination UPB (1) (in billions)	$0.14	$0.17	(14)%	$0.48	$0.55	(11)%
Origination margin (2)	4.44%	3.66%	21	3.98%	3.42%	16
Gain on reverse loans held for investment and HMBS-related borrowings, net (Originations)	$6.4	$6.1	5%	$19.3	$18.7	3%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain to funded UPB; includes loan fees.
Gain on reverse loans held for investment and HMBS-related borrowings, net remained mostly flat for the periods presented, with higher margins and lower volumes, more pronounced in our Correspondent channel. Changes in margin are predominantly driven by change in channel mix. The Reverse Originations production volume remains at a historically low level overall due to elevated interest rates.
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
Operating Expenses
Operating expenses for the three months ended September 30, 2025 increased $2.6 million, or 10% compared to the three months ended June 30, 2025 primarily due to $1.0 million of higher Origination expense, driven by higher production volume, and $1.3 million higher Compensation and benefits largely due to higher commissions on higher production volume.
Compared to the nine months ended September 30, 2024, Operating expenses for the nine months ended September 30, 2025 increased $12.8 million primarily due to an $8.1 million, or a 24% increase, in Compensation and benefits driven by $4.7 million of higher commissions on higher production volume, as well as a $3.6 million increase in salaries and benefits expense and a 21% increase in average headcount. In addition, Origination expense increased $1.8 million primarily due to higher production volume, with a partial offset from the release of the provision for representation and warranty indemnification obligations during the nine months ended September 30, 2025 due to favorable demand resolutions. Other operating expenses also increased $3.0 million primarily driven by higher production volume and technology enhancement related expenses.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans during the pipeline period prior to securitization or sale to investors. Interest expense is incurred to finance the mortgage loans during the same pipeline period. We finance mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines generally indexed on short-term rates like SOFR. Our net interest margin is driven by the difference between the average mortgage note rate and the average warehouse line cost of funds, the average balance of loans and by the average number of days loans remain in the pipeline. The improvement in our net interest margin, periods-over-periods is attributable to the reduction of short-term interest rates relative to mortgage rates and the increase in the average pipeline loan balance.

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
The following table presents selected results of operations of Corporate. The amounts presented are before the allocation and elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2025	2025		2025	2024

Revenue	$—	$—	n/m	$—	$—	n/m

Operating expenses
Compensation and benefits	24.7	24.2	2%	70.8	59.1	20%
Servicing and origination	(0.1)	(0.1)	(51)	—	1.2	(100)
Technology and communications	5.9	5.7	2	17.1	15.3	12
Professional services	8.7	6.8	28	31.4	19.1	64
Occupancy, equipment and mailing	0.4	0.4	7	1.2	1.3	(8)
Other expenses	1.6	1.3	16	4.5	4.0	13
Total operating expenses before corporate overhead allocations	41.2	38.3	8%	125.0	99.9	25%
Corporate overhead allocations
Servicing segment	(14.2)	(13.1)	9%	(39.8)	(33.2)	20%
Originations segment	(4.2)	(3.9)	6	(12.0)	(12.4)	(3)
Total operating expenses	22.8	21.3	7%	73.2	54.3	35%

Other income (expense), net
Interest income	1.0	1.1	(11)%	3.1	3.6	(13)%
Interest expense	(5.4)	(6.3)	(15)	(18.1)	(33.8)	(46)
Gain on extinguishment of debt	—	—	n/m	—	1.8	(100)
Other, net	0.1	(0.1)	(286)	0.9	0.6	40
Other income (expense), net	(4.3)	(5.3)	(19)%	(14.1)	(27.8)	(49)%

Loss before income taxes	$(27.1)	$(26.6)	2%	$(87.3)	$(82.1)	6%
Operating Expenses
Operating expenses before corporate overhead allocations increased by $2.9 million, or 8%, for the three months ended September 30, 2025 compared to the three months ended June 30, 2025, primarily driven by a $1.9 million increase in Professional services and a $0.5 million increase in Compensation and benefits. The increase in Professional services is primarily due to an increase in accrual for legal fees during the three months ended September 30, 2025 and additional fees related to tax services.
Operating expenses before corporate overhead allocations increased by $25.1 million, or 25%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Professional services increased $12.2 million mostly driven by a $10.4 million increase in legal expenses, primarily attributed to our accrual for probable losses in connection with the settlement of a legacy litigation matter in the first quarter of 2025 and legal fees related to other matters, including the USVI income tax refund matter. Other professional services increased $1.8 million mostly driven by tax services and certain corporate development initiatives. Compensation and benefits increased $11.8 million mostly due to higher incentive compensation, primarily driven by an increase in the fair value of cash-settled share-based awards during the nine months ended September 30, 2025 (30% increase in our stock price vs. a 4% increase in the comparative period), and higher salaries and benefits expense due to an increase in average headcount (mostly in the U.S.). Technology and communications increased $1.9 million primarily due to increased technology usage, including higher cloud storage costs.
Corporate overhead allocations to the segments increased $6.2 million primarily driven by higher Corporate support expenses for our Servicing growth initiatives.
Other Income (Expense)
The $15.7 million reduction in interest expense for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is driven by the corporate debt refinancing which resulted in both a lower corporate debt balance and a lower effective interest rate. In the fourth quarter of 2024, we issued new corporate debt ($500.0 million principal balance of 9.875% Senior Notes Due 2029) and redeemed the existing corporate debt (the 7.875% PMC Senior Secured Notes due 2026 and the 12% Onity Senior Secured Notes due 2027.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with existing and potential lenders and as a result add, terminate, replace or extend our debt agreements to the extent necessary to finance our operations and growth and optimize our financing costs. In addition, we completed the following key transactions during the nine months ended September 30, 2025 impacting our liquidity:
•Increased the borrowing capacity under a GSE MSR facility from $500.0 million to $650.0 million in January 2025, and subsequently decreased the borrowing capacity under another GSE MSR facility from $400.0 million to $250.0 million in February 2025.
•Entered into a one-year $70.0 million PLS MSR financing agreement in February 2025. The financing agreement is structured as a repurchase agreement and was entered into upon the final repayment of the amortizing PLS Notes issued in 2022.
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
•On July 10, 2025, we purchased a portfolio of government-insured reverse mortgage loan buyouts for $100.4 million. The purchased assets included reverse loans held for sale, claim receivables from HUD and real estate properties. The purchased assets were financed along with other owned buyouts through a private placement securitization referred to as OLIT 2025-HB1 with total proceeds of $309.5 million. The senior and mezzanine class Notes were issued to third parties with an initial principal balance of $322.5 million at a discount of 13.1 million, with a stated interest rate of 3% and a mandatory three-year call date.
•In September 2025, we issued variable-rate notes (Series 2025-VF1) with a maximum borrowing capacity of $350.0 million and an Expected Repayment Date of September 2027. These notes replaced the Series 2015-VF5 notes with the same borrowing capacity and an Expected Repayment Date of September 2025.

A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows (see Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information):

	September 30, 2025			December 31, 2024
	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)
Advance facilities	$814	$480	$14	$714	$234	$64
Mortgage loan financing facilities	3,003	138	1,416	2,553	213	1,294
MSR financing facilities	1,470	155	112	1,200	235	55
Total	$5,287	$772	$1,542	$4,467	$681	$1,413
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
At September 30, 2025, we had $48.5 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral as follows:

	September 30, 2025
	Total	Committed	Uncommitted
Advance facilities	$—	$—	$—
Mortgage loan financing facilities	0.6	—	0.6
MSR financing facilities	47.9	23.4	24.5
Total available borrowing capacity based on eligible collateral	$48.5	$23.4	$25.1
At September 30, 2025, our total liquidity of $221.3 million included $172.8 million of unrestricted cash and $48.5 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral as described above. With total liquidity of $248.5 million at December 31, 2024, the decrease is mostly attributed to our originations growth in owned MSRs.
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
We have short-term commitments to lend $2.4 billion in connection with our forward and reverse mortgage loan IRLCs outstanding at September 30, 2025. In addition, we have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $3.0 billion at September 30, 2025. During the nine months ended September 30, 2025, we funded $236.6 million of the $3.1 billion borrowing capacity available as of December 31, 2024. We are able to immediately securitize these borrower draws or advances under the Ginnie Mae program. As an HMBS issuer, we are required to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). We carry these repurchases until reimbursement by HUD and/or property liquidation if inactive. Our reverse subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice.
Regarding the current maturities of our borrowings, as of September 30, 2025, we have approximately $2.5 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $1.5 billion of borrowings under forward and reverse mortgage loan financing facilities, $0.5 million outstanding under advance financing facilities based on expected repayment, $0.9 billion outstanding under GSE and Ginnie Mae MSR financing facilities maturing in the next 12 months, and $62.0 million outstanding under an MSR financing (repurchase) agreement.
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
Capital Adequacy and Leverage
Our licensed entities are subject to capital requirements by different agencies and regulators, including but not limited to the GSEs, Ginnie Mae and HUD. We believe our licensed entities are adequately capitalized at September 30, 2025 as reflected by the most restrictive regulatory requirements disclosed in Note 20 – Regulatory Requirements.
Our stockholders’ equity ($501 million at September 30, 2025) relative to total assets denotes a high leverage ratio. Our regulators assess our leverage ratio by deducting from total assets the amount of securitized reverse mortgage loans held for investment (HECM loans) pledged to HMBS due to the “lack of true sale accounting treatment of the HMBS Program” as per the Ginnie Mae guide. As of September 30, 2025, as illustrated below, out of $16.1 billion total assets, $9.9 billion securitized HECM loans remain reported on our balance sheet with the associated HMBS liability as they do not meet sale accounting treatment under GAAP. In addition, under the Ginnie Mae risk-based capital ratio, the UPB of HECM loans held for investment is risk-weighted at zero percent.

Condensed Balance Sheet	September 30, 2025	December 31, 2024
Loans held for investment, at fair value	$10,117	$11,125
All other assets	5,990	5,310
Total assets	$16,107	$16,435

Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$9,925	$10,872
All other liabilities	5,631	5,070
Total liabilities	15,556	15,942

Mezzanine equity(a)	50	50
Total stockholders’ equity	$501	$443

(a)     The Series B Preferred Stock is classified as mezzanine equity as it is contingently redeemable in the event of a change of control. On and after September 15, 2028, Onity will have the right to redeem the Series B Preferred Stock, in whole or in part, for cash at a redemption price equal to the liquidation preference plus an amount equal to any accumulated and unpaid dividends thereon.

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
Accordingly, we assess our capital needs, structure and leverage predominantly with respect to our capital investments, mainly our owned MSR. We prudently manage amount, risks and returns of our owned MSR within the limits of our available capital, as summarized below:

Capital Investment Allocation and Structure At September 30, 2025	Assets	Collateralized Financing / Liabilities (1)	Net
MSR, at fair value (1)(2)	$2,763	$2,015	$748
Reverse loans held for investment, at fair value (1)(3)	10,117	9,991	127
Other assets pledged to collateralized financing facilities (1)(4)	2,534	2,347	186
Other (1)(5)	693	714	(21)
Total	$16,107	$15,067	$1,040

Equity and debt capital structure:
Corporate debt - Senior Notes due 2029			$489
Mezzanine equity			50
Stockholders’ common equity			501
Total capital			$1,040

(1)See Note 12 – Borrowings, Collateral table.
(2)Includes $1,853 million owned MSR and $1,193 million MSR financing facilities ($660 million net), excluding ESS.
(3)Includes $100 million unsecuritized HECM loans and tails, $66 million associated warehouse mortgage loan financing ($34 million net), and $93 million of HECM net asset value or economic reverse MSR.
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
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Onity and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Onity and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements is for a minimum of $65.0 million in consolidated liquidity, as defined, under certain of our mortgage loan financing and MSR financing facilities agreements. At September 30, 2025, we held unrestricted cash in excess of this minimum amount. Refer to Note 20 – Regulatory Requirements for our regulatory capital and liquidity requirements.
Ginnie Mae announced a new risk-based capital ratio effective on December 31, 2024 for Ginnie Mae issuers. Ginnie Mae issued a waiver extending the deadline by which PHH must meet the risk-based capital ratio requirements to October 1, 2025. PHH will be required to maintain a minimum of 6% ratio of Adjusted Net Worth less Excess MSRs, as defined, to risk weighted assets. In the second quarter of 2025, in order to achieve and maintain compliance with the Ginnie Mae RBCR requirements, we transferred certain GSE MSR investment activities previously conducted by PHH to PAS, a wholly owned subsidiary of PHH Corporation, with PHH retaining the subservicing. As of September 30, 2025, we believe PHH was in compliance with RBCR requirements.
In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the covenants in our debt agreements as of September 30, 2025.
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

Rating Agency	Rated Entity	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Onity	B3	Stable	October 2, 2025
S&P	Onity	B-	Stable	October 21, 2024
On October 2, 2025, Moody’s affirmed the Caa1 rating of the PHH Corporation Senior Notes due 2029. Moody’s also affirmed the B3 corporate family rating of Onity. The entities’ outlooks are stable. Moody’s recognizes the progress the company has made towards achieving a sustainable level of profitability by managing its operating expenses and maintaining the size of its servicing portfolio despite difficult conditions for residential mortgage companies. The company has also continued to grow its subservicing portfolio, which is a capital-light fee-earning business. The corporate family rating also reflects the company’s sound liquidity and funding profile. At the same time, Moody’s noted a credit challenge is Onity's modest capitalization, especially as the company continues to grow its portfolio and evolve its business.
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
We classify changes in HECM loans held for investment as investing activity and changes in the related HMBS borrowings as financing activity. Our MSR sale or transfer agreements with MAV, Rithm and others that do not meet sale accounting criteria have a significant impact on our consolidated statements of cash flows. Because the payments we receive in connection with the HECM loan securitizations and MSR transfer agreements are recorded as secured financings, additions to, and reductions in, the balance of those secured financings are presented as financing activity in our consolidated statements of cash flows, excluding the changes in fair value attributable to inputs and assumptions.

Our cash flows are summarized as follows:

$ in millions	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(517)	$(356)
Net cash provided by investing activities	1,328	214
Net cash provided by (used in) financing activities	(805)	167
Net decrease in cash, cash equivalents and restricted cash	$6	$25
Cash, cash equivalents and restricted cash at end of period	$271	$280
Our operating cash flows may be summarized as follows:

	Nine Months Ended September 30,
	2025	2024
Origination/acquisition and sale of loans held for sale, net (1)	(806)	(620)
Decrease in advances, net	121	141
Interest paid	(188)	(188)
Income tax paid	(2)	(12)
Other net operating cash flows	357	323
Net cash used in operating activities	$(517)	$(356)
(1)     Loan acquisitions are servicing released, i.e., cash outflows include the servicing right component of the acquired loans, and most of the loan sales are servicing retained, i.e., the cash proceeds we receive exclude the value of the servicing right component that we retain, resulting in a net $259 million and $164 million operating cash outflow for originated MSRs (OMSRs) in the nine months ended September 30, 2025 and nine months ended September 30, 2024, respectively. We generally finance these new OMSRs along with purchased MSRs (those reflected as investing cashflows) with MSR financing facilities at advance rates up to 70%.
Cash flows for the nine months ended September 30, 2025
Our operating activities used $517 million of cash during the period, with $806 million net cash paid on loans held for sale partly offset by $121 million net collections of servicing advances and $357 million other net operating cash flows. The $806 million net cash paid on loans held for sale is attributed to the growth of the pipeline with loan production volume exceeding sales, $259 million originated MSRs and the acquisition of $79 million reverse buyouts (securitized with our OLIT program). The period over period increase is mostly driven by higher originated MSRs and loan production volume. The $121 million net collections of servicing advances was mostly driven by seasonality, lower delinquencies and loan resolutions in our non-Agency MSR portfolio.
Interest paid ($188 million) remained flat period over period, with a relatively higher interest paid on our MSR and mortgage loans financing facilities in 2025 due to volume growth offset by lower interest paid on our corporate debt after our successful refinancing in the fourth quarter of 2024.
We generated $357 million of other net operating cash flows, that include collections of servicing fees, ancillary income and other revenue, payment of employees and vendors, and other cash receipts and disbursements. The $357 million net cash inflow generated by our business, mostly the servicing business, was largely consistent with the prior year period (increased by 10%) and was primarily re-deployed to invest in MSRs along with other sources of cash, after payment of interest.
Our investing activities provided $1,328 million of cash. Cash inflows primarily include $1,547 million net cash received in connection with our HECM reverse mortgages, with increased collections driven by the runoff of the portfolio acquired from Waterfall, and $36 million proceeds from sales of real estate. The increase in our reverse mortgage collections in the nine months ended September 30, 2025 was largely offset by the increase in our HMBS borrowings repayment under the terms of the Ginnie Mae securitization - see below paragraph. Offsetting cash outflows include $239 million to invest in MSRs as part of our growth strategy.
Our financing activities used $805 million of cash. Cash outflows primarily include $1,468 million net cash repaid in connection with our reverse HMBS related borrowings, with $2,315 million of repayments of borrowings (see above discussion of collection drivers), partly offset by $847 million received in connection with our reverse mortgage securitizations of our new production, and which are accounted for as secured financings. Other cash outflows include $96 million of net repayments on advance match funded liabilities due to the decline in servicing advances, and $53 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. Offsetting financing cash inflows are primarily comprised of $267 million net drawdown on MSR financing facilities due to the increase in the MSR portfolio and $520 million net from borrowings under our mortgage loan financing facilities due to the increase in loans held for sale.

Cash flows for the nine months ended September 30, 2024
Our operating activities used $356 million of cash primarily due to net cash paid on loans held for sale of $620 million as loan production volume exceeded sales, including $246 million for the purchase of reverse mortgage buyouts, and $164 million originated MSRs. Offsetting operating cash inflows include net collections of servicing advances of $141 million driven by seasonal activity and our increased collection efforts on legacy advances and earnings distributions of $7 million received from our equity method investee MAV Canopy.
Our investing activities provided $214 million of cash. Investing cash inflows primarily include $194 million proceeds from sales of MSRs, $133 million net cash inflows in connection with our HECM reverse mortgages, $18 million proceeds from sales of real estate as part of our asset recovery strategy, $10 million received from the sale of advances in connection with sales of MSRs, and $7 million of capital distributions received, net of contributions, from our equity method investee MAV Canopy. Offsetting cash outflows include $115 million to purchase MSRs and $33 million to purchase real estate primarily in connection with our reverse mortgage buyout transaction.
Our financing activities provided $167 million of cash. Financing cash inflows are primarily comprised of $636 million net from borrowings under our mortgage loan financing facilities due to the increase in loans held for sale, including $247.8 million with the issuances of the OLIT securitization of reverse mortgage buyouts and $23 million of proceeds from the sale of MSRs accounted for as a financing in connection with sales of MSRs. Offsetting cash outflows include $122 million of net repayments on advance match funded liabilities due to the decline in servicing advances, $110 million of net repayment on MSR financing facilities and $54 million of payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. We also paid $68 million to repurchase $71 million of our 7.875% PMC Senior Secured Notes. Cash inflows of $792 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, were more than offset by repayments on the related financing liability of $923 million.

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
Our accounting policies and estimates involving significant judgments primarily relate to fair value measurements, income taxes, allowance for losses, and loss contingencies, including indemnification obligations and litigation proceedings. We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures, including but not limited to MSRs, Other financing liabilities, Loans held for sale, Loans held for investment-Reverse mortgages, and HMBS-related borrowings. As of September 30, 2025, 92% of our assets and 69% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs. See Note 3 – Fair Value for the carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring and nonrecurring basis or disclosed, but not measured, using fair value.
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
The objective of our MSR interest rate risk management and hedging policy is to protect shareholders’ equity and earnings against the fair value volatility of interest-rate sensitive MSR portfolio exposure, considering market, liquidity, cost and other conditions. The interest-rate sensitive MSR portfolio exposure is defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with MAV and others, also referred to as Pledged MSR liabilities (See Note 8 — Other Financing Liabilities, at Fair Value),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings (also referred to as HECM or reverse MSR for risk management purposes),
•other interest-rate sensitive exposures, including our ESS financing liabilities, as deemed appropriate by the Market Risk Committee.
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
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at September 30, 2025, given hypothetical instantaneous parallel shifts in the yield curve. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear, among other factors.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$5	$(5)
Loans held for investment - Unsecuritized HECM loans and tails	—	—
Loans held for sale	20	(25)
Derivative instruments	17	(13)
Total MSRs - Agency and non-Agency (1)	(44)	43
IRLCs	(2)	2
Total, net	$(5)	$2
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
Based on September 30, 2025 balances, if interest rates were to decrease by 100 bps, we estimate a net negative impact on our annual profitability of approximately $4 million resulting from a decrease of $33 million in annual interest income and other credits on cash deposits and float balances, and a decrease of $30 million in annual interest expense on our variable-rate debt.
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2025.
Based on such evaluation, management concluded that our disclosure controls and procedures as of September 30, 2025 were (1) designed and functioning effectively to ensure that material information relating to Onity, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Onity in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

There have been no material changes to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024, other than the following which updates the risk factor titled “A significant reduction in, or the total loss of, our remaining Rithm-related servicing would significantly impact our business, liquidity, financial condition and results of operations.” in light of Rithm’s notification on October 31, 2025 of its intent to not renew its subservicing agreements with us effective January 31, 2026:
If we do not restructure our servicing operations in a timely and cost-effective manner following the non-renewal of our servicing-related agreements with Rithm, it may negatively impact our business, liquidity, financial condition and results of operations.
On October 31, 2025, we were notified by one of our largest subservicing clients, Rithm, of its intent to not renew its subservicing agreements with us effective January 31, 2026. These agreements accounted for approximately $33.0 billion total servicing and subservicing UPB as of September 30, 2025. The servicing transfer to Rithm’s own servicing platform is expected to occur in the first and second quarters of 2026, subject to the receipt of necessary consents applicable to approximately $8.5 billion of UPB. See Note 8 — Other Financing Liabilities, at Fair Value, Rithm Transactions and Note 23 – Subsequent Events for information regarding renewal of our agreements with Rithm.
The servicing transfer will result in the reduction of servicing and subservicing fees and associated pledged MSR liability expense. While we continue to evaluate the impact of the servicing transfer on future results of operations, we expect a reduction of Operating expenses after downsizing certain aspects of our servicing and support functions. We further expect the recognition of a restructuring obligation upon transfer. If we are unable to timely reduce operating expenses by appropriately downsizing certain aspects of our servicing and corporate support functions, our liquidity, financial condition and results of operations may be negatively impacted. If not properly implemented, it is also possible that our restructuring activities may disrupt our ongoing servicing business and operations, including through the diversion of management attention or employee attrition.
The non-renewal of the Rithm servicing agreements will result in the reduction of Servicing and subservicing fees and associated Pledged MSR liability expense. For the nine months ended September 30, 2025, servicing and subservicing fees from Rithm amounted to $60.2 million (excluding ancillary income) and the related Rithm Pledged MSR liability expense amounted to $27.6 million. We continuously seek to replenish and profitably grow our servicing and subservicing business with our enterprise sales force and diversify our relationships. There is no assurance that we will be able to replace the lost revenue or contribution to profitability with new or existing servicing or subservicing clients in a timely manner and at comparable margins.
In addition, the float amount associated with the advance collections and servicing fees of the servicing portfolio will be repaid to Rithm in cash based on the amount due upon transfer (refer to Note 13 – Other Liabilities, Due to Rithm). The amount due varies daily. If we are unable to adjust our liquidity management practices due to the reduction of servicing float balances associated with the Rithm agreements and take additional actions required to appropriately manage our liquidity, such as the sale of MSR on a subservicing retained basis, we may experience a strain on our liquidity and cash resources which could negatively impact our ability to meet the liquidity requirements of regulators and the covenants in our financing and other contractual agreements. In addition, we may be required to reduce or abstain from investing resources in alternative income-generating activities or sell MSR or other assets, negatively impacting our ability to grow our business and improve returns for shareholders.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Included as Exhibit 101).
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
Sean B. O’Neil
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: November 6, 2025