Form 10-K
period 2025-12-31
ONITY GROUP INC.
filed 2026-02-17
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2025: $280,294,372
Number of shares of common stock outstanding as of February 13, 2026: 8,521,636 shares
Documents incorporated by reference: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025, are incorporated by reference into Part III, Items 10 - 14.
1

ONITY GROUP INC. CORPORATION
2025 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I
Item 1. Business................................................................… 4
Overview...........................................................… 4
Human Capital Resources...............................… 10
Risk Management...........................................… 12
Item 1A. Risk Factors.....................................................… 15
Item 1B. Unresolved Staff Comments............................… 43
Item 1C. Cybersecurity...................................................… 43
Item 2. Properties............................................................… 45
Item 3. Legal Proceedings...............................................… 45
Item 4. Mine Safety Disclosures.....................................… 46

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.........................................................................… 46
Item 6. [Reserved]...........................................................… 48
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations..............................… 48
Overview.........................................................… 48
Balance Sheet and Cash Flow Overview........… 59
Key Trends and Outlook.................................… 62
Servicing.........................................................… 65
Originations.....................................................… 77
Corporate.........................................................… 84
Liquidity and Capital Resources.....................… 85
Critical Accounting Policies and Estimates....… 90
Recent Accounting Developments..................… 94

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....................................................................… 94
Item 8. Financial Statements and Supplementary Data..… 97
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................… 97
Item 9A. Controls and Procedures..................................… 97
Item 9B. Other Information............................................… 98
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.........................................................… 98

PART III
Item 10. Directors, Executive Officers and Corporate Governance.....................................................................… 98
Item 11. Executive Compensation..................................… 98
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......… 98
Item 13. Certain Relationships and Related Transactions, and Director Independence....................................................… 98
Item 14. Principal Accountant Fees and Services...........… 99

PART IV
Item 15. Exhibits and Financial Statement Schedules....… 99
Item 16. Form 10-K Summary......................................… 101
Signatures......................................................................… 102

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
•the impact of our announced transaction with Finance of America Reverse LLC, including as a result of the timing of receipt of required regulatory approvals (or failure to receive such approvals), the amount of assets transferred at closing, the nature and amount of post-closing adjustments, and future payments related to indemnification obligations;
•the amount of common stock that we may repurchase under our announced stock repurchase program, the timing of such repurchases, and the long-term impact, if any, of repurchases on the trading price of our stock or our financial condition;
•the timing for completion of our PHH Mortgage Corporation rebranding and its impact on our business and third parties’ perceptions of us;
•our ability to maintain and increase market share in our target markets, including in forward and reverse servicing, including our ability to compete against larger more conservatively capitalized companies, or privately funded companies with different profit objectives;
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
•the extent to which changes in, or in the interpretation of, laws or regulations may require us to modify our business practices and expose us to increased expense, regulatory engagement and litigation risk, including with respect to the collection of expedited payment, or convenience fees;
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
OVERVIEW
We are a financial services company that services and originates both forward and reverse mortgage loans, through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. We are a leader in the servicing industry that is focused on creating positive outcomes for homeowners, clients, and investors. This long-standing core competency continues to be a guiding principle as we seek to grow our business and improve our financial performance.
We are headquartered in West Palm Beach, Florida with offices and operations in the U.S., in the United States Virgin Islands (USVI), in India and the Philippines. At December 31, 2025, approximately 75% of our workforce was located outside the U.S. Onity Group Inc. is a Florida corporation organized in February 1988. With our predecessor companies, we have been servicing residential mortgage loans since 1988. We have been originating forward mortgage loans since 2012 and reverse mortgage loans since 2013.
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
Servicing
Our Servicing business is primarily comprised of our residential forward mortgage servicing business that currently accounts for the majority of our total revenues, our reverse mortgage servicing business, and our small commercial mortgage servicing business. Our servicing clients include some of the largest financial institutions in the U.S., including the GSEs, Ginnie Mae and non-Agency residential mortgage-backed securities (RMBS) trusts, and other large MSR investors.
As of December 31, 2025, our servicing and subservicing portfolio consisted of approximately 1.4 million loans with an unpaid principal balance (UPB) of $328.3 billion.
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
We own MSRs outright, where we typically receive all the servicing economics, and we subservice on behalf of other institutions that own the MSRs, in which case we typically earn a relatively smaller fee for performing the subservicing activities. Special servicing is a form of subservicing where we generally manage only delinquent loans on behalf of a loan owner. We typically earn subservicing and special servicing fees either as a percentage of UPB or on a per loan basis based on delinquency status. Our reverse owned servicing activities are mainly reflected in our financial statements with the gain on reverse loans and HMBS-related borrowings, net.
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
In 2025, our Originations business generated total volume additions of $84.8 billion in UPB (refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview for further details).
Retail Lending / Consumer Direct. We originate forward and reverse mortgage loans directly with borrowers through our retail lending business. Our forward lending business benefits from our servicing portfolio by offering rate and term refinance options to qualified borrowers seeking to lower their mortgage payments and cash-out refinance options. Depending on borrower eligibility, we refinance eligible customers into conforming or government-insured products. We are focused on increasing recapture rates on our existing servicing portfolio to grow this business. We also originate retail reverse loans to non-Onity servicing customers.
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
REGULATION
Our business is subject to extensive regulation and supervision by federal, state, local and foreign governmental authorities, including the CFPB, the HUD, the SEC and various state agencies that license our servicing and lending activities. Accordingly, we are regularly subject to examinations, inquiries and requests, including civil investigative demands and subpoenas. The GSEs, Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits. See Item 1A. Risk Factors – Legal and Regulatory Risks for further information.
As a mortgage originator and servicer, we must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the CARES Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act (TCPA), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act (HMDA), the Federal Trade Commission Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, as well as individual state and local laws, and federal and local bankruptcy rules. These laws and regulations apply to all facets of our business, including, but not limited to, licensing, loan originations, consumer disclosures, default servicing and collections, foreclosure, filing of claims, registration of vacant or foreclosed properties, handling of escrow accounts, payment application, interest rate adjustments, assessment of fees, loss mitigation, use of credit reports, handling of unclaimed property, safeguarding of non-public personally identifiable information about our customers, and the ability of our employees to work remotely. These complex requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced.
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
COMPETITION
The financial services markets in which we operate are highly competitive and fragmented, and we do not expect that to change. We compete with large and small financial services companies, including bank and non-bank servicers and mortgage originators, and real estate investment trusts, in the forward and reverse servicing, subservicing, lending and MSR transaction markets. Non-bank mortgage companies, like us, now account for nearly 60% of loan servicing, nearly 80% of subservicing and 80% of loan originations (based on IMF-Inside Mortgage Finance, top 50 firms, for the first nine months of 2025). Consolidation in the market has recently led to certain servicers or originators being acquired by other firms, generally for scale or balanced business considerations. In both our servicing and originations businesses, new competitors continue to emerge, including Financial Technology (“FinTech”) companies that develop new technology around customer interactions and process automation and that have a lower cost structure.
We primarily compete for profitable growth in our respective markets, rather than scale.
In our Servicing business, we compete based on price, operating performance, service quality and customer and client satisfaction. Potential counterparties also (1) assess our regulatory compliance track record and examine our systems and processes for maintaining and demonstrating regulatory compliance, (2) consider our customer satisfaction rankings, and (3) consider our third-party servicer ratings. We attempt to differentiate ourselves by offering consumers best in class service and technology solutions, including self-service portals, analytical and artificial intelligence (AI) based tools to anticipate and resolve consumer needs, and real-time engagement with our consumers. We believe that our competitive strengths also flow from our ability to control and drive down delinquencies using proprietary processes, our superior operating performance, our lower cost to service, our deep know-how as a long-time operator of servicing loans and our long-standing and well-established Asia-Pacific (APAC) operations. Our service excellence and operational expertise has been recognized by the Agencies. Specifically, PHH received Fannie Mae’s Servicer Total Achievement and Rewards (STARTM) performer recognition for the 2025 program year for the fifth consecutive year. In addition, PHH was recognized for servicing excellence through Freddie

Mac’s Servicer Honors and Rewards Program (SHARPSM) award in the top tier servicing group for the 2022 program year for the third consecutive year, and as subservicer for the 2024 program year for the second consecutive year. PHH also achieved HUD’s Tier 1 servicer ranking for the 2025 program year, for the fifth consecutive year. As of the filing date of this Form 10-K, SHARPSM awards for the 2025 program year have not been communicated.
In our Originations business, we face intense competition in most areas, including rates, margins, fees, customer service, product offerings and name recognition. Some of our competitors have strong retail or broker presence, which can create competitive challenges in certain situations. Other competitors in consumer direct channels have developed proprietary technology to source and target borrowers with attractive solutions. Some competitors have larger resources to invest in technology, analysis and marketing to improve borrower retention or recapture rates. The competitive landscape varies according to interest rate levels and the volume and capacity in the origination market. If interest rates rise, we expect to face increased competitive pressures as the refinance opportunities diminish. We believe our competitive strengths flow from our existing client relationships and from our focus on providing strong customer service, our brand recognition, our long-standing and well-established APAC operations and our increasing use of technology and innovative solutions.
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
The following table summarizes our latest key servicer ratings and outlook:

PHH
	Moody’s	S&P	Fitch
Forward
Residential Prime Servicer	SQ3+	Above Average	RPS2-
Residential Subprime Servicer	SQ3+	Above Average	RPS2-
Residential Special Servicer	SQ3+	Above Average	RSS2-
Residential Second/Subordinate Lien Servicer	SQ2-	Above Average	RPS3+
Residential Home Equity Servicer	—	—	RPS3+
Residential Alt-A Servicer	—	—	RPS2-
Master Servicer	SQ3+	Above Average	RMS3
Small Balance Commercial Primary and Special Servicer	—	Above Average	SBPS2- and SBSS2-
CMBS Loan Level Special Servicer, Master Servicer and Primary Servicer	—	—	CLLSS3+, CMS3 and CPS3+
Ratings Outlook	N/A	Stable	Stable
Date of last action	June 11, 2025	October 11, 2024	May 29, 2025
Reverse
Residential Reverse Servicer	—	Above Average	—
Ratings Outlook	—	Stable	—
Date of last action	—	October 11, 2024	—
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
RITHM CAPITAL CORP. RELATIONSHIP
Rithm was our largest subservicing client in 2025. We service loans on behalf of Rithm under various agreements, including traditional subservicing agreements, where Rithm is the legal owner of the MSRs, and in connection with legacy MSR transfers, referred to as Rights to MSRs (RMSR), where Onity retains legal title to the underlying MSRs but Rithm has generally assumed risks and rewards consistent with an MSR owner. On October 31, 2025, we were notified by Rithm of its intent to not renew its subservicing agreements effective January 31, 2026. The servicing transfer to Rithm’s own servicing platform is expected to begin in the first half of 2026. The transfer of $8.3 billion of UPB of the RMSR agreement is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain. See Note 8 — MSR Related Financing Liabilities, at Fair Value.
As of December 31, 2025, Rithm accounted for $32.2 billion, or 10% of the UPB and 19% of the loan count of our total servicing and subservicing portfolio, and approximately 50% of all delinquent loans that Onity services. The underlying loans are almost exclusively non-Agency loans, involving a higher level of operational and regulatory risk, and requiring substantial direct and oversight staffing relative to Agency loans. For 2025, servicing and subservicing fees from Rithm amounted to $78.5 million, or 12% of total servicing and subservicing fees (excluding ancillary income), and the related Rithm Pledged MSR liability expense amounted to $36.8 million. As legal MSR owner, or in compliance with the RMSR agreement, Rithm is responsible for financing all servicing advance obligations in connection with the loans underlying the MSRs.
The servicing transfer will result in the reduction of Servicing and subservicing fees and associated Pledged MSR liability expense. We expect a reduction of Operating expenses after downsizing certain aspects of our servicing business and support functions. In addition, the float amount associated with the advance collections and servicing fees of the servicing portfolio will be repaid to Rithm in cash based on the amount due upon transfer (refer to Note 15 — Other Liabilities, Due to Rithm).
OAKTREE AND MAV RELATIONSHIP
We established a strategic alliance with Oaktree in 2020 that was amended in November 2024, and financial interests were further unwound in 2025. Oaktree’s MSR investment vehicle (referred to as MAV) was our second largest subservicing client in 2025.
MAV Investment and Subservicing
The Oaktree relationship included the launch of MAV, an MSR investment vehicle in 2021 to scale up Onity’s servicing business in a capital efficient manner, with 85% and 15% interests held by Oaktree and Onity, respectively, and an initial equity commitment of $250.0 million over three years. PHH entered into a number of agreements with MAV, including a Subservicing Agreement, Joint Marketing Agreement and Recapture Agreement. In November 2024, Onity sold to Oaktree its 15% equity interest in MAV and the Subservicing Agreement was amended to provide that PHH will be the exclusive subservicer for an initial term of five years through November 2029 subject to certain extensions of all MSRs that MAV then owned, for all future MSRs that MAV acquires from PHH, and for the majority of MAV’s MSR portfolio overall, as defined. In addition, the parties agreed to certain MSR sale restrictions by MAV in 25% annual increments through September 30, 2027. MAV may freely sell or transfer any MSRs thereafter. MAV has a right of first offer (ROFO) for any GSE MSRs that PHH desires to sell that meet certain criteria. The ROFO will remain effective through November 2029 subject to certain extensions or terminations.
As of December 31, 2025, PHH subserviced a total $38.3 billion UPB on behalf of MAV under the Subservicing Agreement, of which $20.1 billion of MSRs were previously sold by PHH to MAV and do not qualify for sale accounting.
Financial Interests
In 2021, we issued to Oaktree $285.0 million of 12% senior secured notes due 2027 and 426,705 shares of our common stock, representing 4.9% of our then outstanding common stock, at a price per share of $23.15, for an aggregate purchase price of $9.9 million. In connection with these debt and equity issuances, we issued to Oaktree 1,446,016 warrants to purchase shares of our common stock at an average exercise price of $26.37 per share, representing 15% of our then outstanding common stock. In November 2024, we prepaid Oaktree the $285.0 million senior secured notes due 2027 in connection with our corporate debt refinancing and the 15% MAV sale discussed above.
In 2025, Oaktree sold its 426,705 shares of our common stock in the open market. In addition, in February and December 2025, Oaktree exercised its warrants, resulting in a $3.5 million cash payment and the issuance of a net 462,762 shares of common stock, representing 5.4% of our then outstanding common stock. Following the exercise in December 2025, we have no remaining warrants outstanding. As of December 31, 2025, Oaktree, MAV and affiliates were no longer deemed Related

Parties. See Note 12 — Investment in Equity Method Investee and Related Party Transactions and Note 17 — Stockholders’ Equity to the Consolidated Financial Statements for additional information.
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
•Service Excellence: Consistently Delivering on Our Commitments
•People: Develop, Grow and Value All Employees
•Teamwork: Succeed Together as a Global Team
•Embracing Change: Value Innovation and New Thinking
We had a total of approximately 4,300 employees at December 31, 2025. Approximately 1,100 of our employees were employed in the U.S. and USVI, and approximately 3,200 of our employees were employed in our operations in India and the Philippines.
Our Board of Directors and executive leadership team places significant focus on our human capital resources through fostering and measuring employee engagement and committing to a comprehensive equal opportunity merit-based organization, free of unlawful discrimination, where all employees regardless of background, sex, race or other protected characteristic are encouraged and supported in contributing to our business objectives. To support this non-discriminatory culture we engage with both internal and external groups and organizations to ensure that our culture enables employees to consistently demonstrate our company values.
Our company culture drives success for all our stakeholders, from employees and clients to homeowners, investors, and the communities we serve. The results achieved through our programs have been central to building a culture, which promotes integrity, respect, and teamwork. We are committed to these programs as equal opportunity is essential to our innovation and employee engagement and aids in the retention of key talent. We review all our programs and practices to ensure they remain competitive, compliant, non-discriminatory and promote opportunity and fairness based on merit.
Promoting equal opportunity and inclusion. Onity remains committed to fostering a non-discriminatory environment providing for equal opportunity in all areas of employment, including applicant selection, compensation, training, and promotion. Company policies prohibit discrimination of any form. Onity strives to foster an inclusive environment in which people of all backgrounds can participate and contribute to the success of the organization’s enterprise, taking full advantage of the collective sum of employees’ individual differences, life experiences, inventiveness, and unique capabilities, knowledge and talent.
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
Onity relies on employee-led resource groups to help support employee development and foster our culture of equal opportunity and inclusion. More than half of our workforce are members of these groups, which collectively hosted more than 30 employee events globally. Our affinity groups are open to everyone, and when coupled with a culture of appreciation, help provide a comprehensive ecosystem for all our employees to flourish within our merit-based pay for performance culture.
Pay equity as viewed through a merit-based lens is a key component of Onity’s employment value proposition and regulatory compliance. We regularly evaluate our performance management, merit increase incentive award and promotion processes to ensure that all employees, regardless of race, gender, and other protected characteristics, are evaluated objectively based on their performance.
Talent Development. We continue to foster an environment in which every team member has the opportunity to gain experience and achieve his or her professional goals, with support and encouragement. We regularly measure employee engagement – our employees’ pride, energy and optimism that fuels their effort – and implement action plans that respond to employee feedback. Our most recent employee survey indicated strong engagement levels of 86% favorable. Our training platform focuses not only on the technical domain skills essential to role success but includes competency-based programs to develop leadership capabilities and skills needed for the future. Succession planning occurs annually and is reviewed by the CEO and the Compensation and Human Capital Committee. Strategic talent reviews to identify, develop and promote top talent are part of our performance management processes.

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
Environmental, Social and Corporate Governance (ESG) Practices and Corporate Sustainability
Our Board of Directors and our management are committed to ensuring Onity has responsible practices to address the needs of its customers, employees, and the communities it serves. Our approach is represented by the following policies and programs, in addition to the Human Capital Resources programs listed above:
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
Community development. At Onity, we believe homeownership is an important part of achieving financial independence, and our philosophy in this regard is “helping homeowners is what we do.” This philosophy is what guides us in our commitment to the communities we serve. We organize a variety of community outreach programs and events with local and national organizations around the country to assist homeowners. Our outreach events began during the 2008 mortgage crisis and have continued since then. In 2025, we hosted 41 borrower outreach events across 21 states in partnership with various HUD certified housing counseling agencies. In addition, Onity partners with several local municipalities around vacant and abandoned properties to mitigate blight in communities.
To better serve our stakeholders and communities, Onity created a Community Advisory Council in 2014, consisting of 14 leaders from a diverse group of national non-profit organizations, consumer advocacy groups and civil rights organizations, as a platform to collaborate and share ideas on how to help homeowners. Onity provides grants and sponsorship funding to local and national nonprofit organizations each year, in support of the work they do to help distressed communities and homeowners. Since the COVID pandemic, Onity has contributed approximately $7 million to these organizations, and more than $28 million since 2012.
Charitable activity. Onity continues to find meaningful ways to give back to the communities where we live and work. The charitable events at our office locations around the globe in 2025 included raising funds for autism and cancer research, supporting local food banks through food drives and volunteering, helping economically disadvantaged children and the elderly, donating supplies to schools for vision-impaired children, holding toy drives and back-to-school supply drives, making donations to first responders and military veterans, hosting blood drives through the American Red Cross and OneBlood and making donations to the Mortgage Bankers Association’s (MBA) Opens Doors Foundation to help families with a critically ill or injured child.
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
Environmental Impact. In 2025, Onity continued its commitment to operate through a primarily remote working model, reducing the percentage of employees commuting daily to the office. Fewer associates in the offices afforded the opportunity to reduce our office footprint in several markets. As office space footprints were reduced, improvements were made to retrofit lighting and equipment to lower our use of natural resources. Recycling of office and paper products in all U.S. facilities continues to be a priority, which reduces our imprint on the local landfills. In addition, we continue to reduce paper mailings to customers through our digital mailing service, electronic notice delivery and process automations.
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
Strategic Risk
We are exposed to risk with respect to the strategic initiatives we have taken to deliver sustainable growth and profitability. Strategic risk represents the risk to shareholder or enterprise value, current or future earnings, capital and liquidity from adverse business decisions and/or improper implementation of business strategies. Management is responsible for developing and implementing business strategies that leverage our core competencies and are appropriately structured, resourced and executed. Oversight for our strategic actions is provided by the Board of Directors. Our performance, relative to our business plans and our longer-term strategic plans, is reviewed by senior management and the Board of Directors.
To achieve our financial objectives, we believe we need to execute on our business strategy discussed under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations-Overview-Business Strategy”. Our ability to achieve our objectives is highly dependent on the success of our business relationships with our critical counterparties like the GSEs, Ginnie Mae, our lenders, regulators, significant customers and our ability to attract new customers, all of which are impacted by our capability to adequately address the competitive challenges we face.
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
We estimate how our liquidity needs may be impacted by a number of factors, including fluctuations in asset and liability levels due to our business strategy, asset and hedging derivative valuations, changes in cash flows from operations or advance obligations, levels of interest rates, debt service requirements including contractual amortization, margin calls and maturities, and unanticipated events, including legal and regulatory expenses. We also assess market conditions and capacity for debt issuance in the various markets that we access to fund our business needs. We have established internal processes to anticipate future cash needs, evaluate stress scenarios and continuously monitor the availability of funds pursuant to our existing debt arrangements or certain liquidity actions. We monitor MSR asset valuations and communicate closely with our lenders for this asset class to ensure adequate liquidity is maintained for mark-to-market valuation changes within MSR financing facilities. We manage this risk in multiple ways, including but not limited to engaging in Originations pipeline and MSR hedging activities, and maintaining liquidity earmarks at levels to support potential changes in loans and MSR fair values.
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
In general, we finance our business operations through a variety of activities - cash on hand, operating cash flow, strategic investor relationships and both committed and non-committed asset-based lending facilities for our significant MSR, mortgage warehouse and servicing advance activities. We address liquidity risk by actively managing our sources and uses of funds and maintaining contingency funding capacities, including but not limited to undrawn excess borrowing capacity on credit lines beyond our expected needs and by extending the tenor of our financing arrangements from time to time. Management closely monitors growth, and can adjust originations pricing quickly to manage its liquidity profile as needed. We have typically amended sizing on existing facilities or entered into new secured facilities in anticipation of our changing liquidity needs. Also refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.
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
•information security risk, as our information systems and associates handle personal financial data of borrowers, and
•business continuity risk, as natural disasters, pandemics, extreme weather, and other unexpected events can cause disruption to our operations;
•model risk, as we measure instruments and risks, develop forecasts, and make decisions based on model estimation outputs that may be incorrect or misused.
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
Pursuant to our model risk management framework, models are generally subject to risk assessment and management by the model owners, developers, and users (i.e., first line of defense), and effective model risk oversight by Risk Management.
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
Client concentration - Rithm is our largest subservicing client, accounting for $32.2 billion of UPB or 10% of the UPB and 19% of the loan count of our total servicing and subservicing portfolio, and approximately 50% of all delinquent loans that Onity serviced as of December 31, 2025. On October 31, 2025, Rithm exercised its right to terminate the subservicing agreements for convenience, effective January 31, 2026. The servicing transfer to Rithm’s own servicing platform is expected to begin in the first half of 2026. The transfer of $8.3 billion of UPB of these agreements is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain. Upon transfer, we expect to downsize certain aspects of our servicing business as well as the related corporate support functions. In addition, the float amount associated with the advance collections and servicing fees of the servicing portfolio will be repaid to Rithm in cash based on the amount due upon transfer.
Market conditions, including interest rates and future economic projections, could impact investor demand to hold MSRs, which may result in our loss of subservicing relationships (including MAV, MSR capital partners and others), or significantly decrease the number of loans under such relationships.
Geographic concentration - The mortgaged properties securing the residential loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, Texas, Florida, New Jersey and New York, comprising 38% of the number of loans serviced underlying our MSRs at December 31, 2025. California has the largest concentration with 14% of the total loans serviced.
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
•Adverse changes to GSE and Ginnie Mae business models, initiatives and other actions
Financing and Liquidity Risks
•Inability to access capital to meet the financing requirements of our business, or noncompliance with our debt agreements or covenants
•Inability to obtain sufficient servicer advance financing necessary to meet the financing requirements due to increased delinquencies or forbearance plans
•Inability to obtain sufficient warehouse financing necessary to meet the financing requirements for reverse mortgage loan repurchases or draws
•Inability to meet future advance financing obligations if Rithm were to fail to comply with its servicing advance obligations under the subservicing agreement
•Inability to appropriately manage, forecast or estimate risks with our liquidity positions
•Failure to satisfy current or future minimum net worth and liquidity requirements established by regulators, GSEs, Ginnie Mae, lenders, or other counterparties
Risks Related to Our Strategy, Performance and the Economy
•Failure to receive timely regulatory approval of our transaction with Finance of America Reverse LLC could negatively impact our liquidity, operations, and reputation with potential business partners
•Inability to execute our strategic plan to deliver sustainable profitability or pursue business or asset acquisitions
•Policies or regulations adopted by the GSEs or Ginnie Mae that may be more advantageous to our competitors’ business models than our own
•Inability to appropriately manage interest rate and foreign currency exchange risks, including ineffective hedging strategies
•Inability to control decisions by the management of MSR Asset Vehicle LLC to exercise their contractual rights to sell MSRs, which potentially impacts the size of our subservicing portfolio
•Economic slowdown or downturn, a capital market disruption, or a deterioration of the housing market, including but not limited to, in the states where we have some concentration of our business
•Inability to acquire additional profitable client relationships
Operational Risks and Other Risks Related to Our Business
•Disruption in our operations or technology systems due to the failure or disagreements of our service providers to fulfill their obligations under their agreements with us, including but not limited to Black Knight Financial Services, Inc. (Black Knight)
•Failure by us or our vendors to adequately update technology systems and processes, interruption or delay in our or our vendors’ operations due to cybersecurity breaches or system failures, and resulting economic loss or regulatory penalties
•Adverse changes in political or economic stability or government policies in the U.S., India, the Philippines or the USVI
•Disruption in our operations and reduced profitability in our servicing operations as a result of severe weather or natural disaster events
•Material increase in loan put-backs and related liabilities for breaches of representations and warranties regarding sold loans or MSRs

•Heightened reputational risk due to media and regulatory scrutiny of companies that originate, securitize or service reverse mortgages
•Incurrence of losses by our captive reinsurance entity from catastrophic events, particularly in areas where a significant portion of the insured properties are located
•Incurrence of litigation costs and related losses if the validity of a foreclosure action is challenged by a borrower or if a court overturns a foreclosure
•Failure to maintain minimum servicer ratings and impairment of our ability to sell or fund servicing advances, access financing, consummate future servicing transactions, and maintain our status as an approved servicer by the GSEs
•Volatility of our earnings due to MSR valuation changes, financial instrument valuation changes and other factors
•Loss of the confidence of investors and counterparties if we fail to reasonably estimate the fair value of our assets and liabilities or our internal controls over financial reporting are found to be inadequate
Tax Risks
•Changes in tax law and interpretations and tax challenges
•Failure to retain or collect the tax benefits provided by the USVI, or certain past income becoming subject to increased U.S. federal income taxation
•Inability to utilize our net operating losses carryforwards and other deferred tax assets due to “ownership change” as defined in Section 382 of the Internal Revenue Code or other factors
•Inability to realize our recorded net deferred tax assets
Risks Relating to Ownership of Our Common Stock
•Substantial volatility in our common stock price
•The vote by large shareholders of their shares to influence matters requiring shareholder approval in a way that management does not believe represents the best interests of all shareholders
•The issuance of additional securities authorized by the Board of Directors that causes dilution and depresses the price of our securities
•Future offerings of debt securities that are senior to our common stock in liquidation, or equity securities that are senior to our common stock in respect of liquidation and distributions
•Certain provisions in our organizational documents and regulatory restrictions that may make takeovers more difficult, and significant investments in our common stock may be restricted
Legal and Regulatory Risks
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
We must comply with a large number of federal, state and local consumer protection and other laws and regulations including, among others, the CARES Act, the Dodd-Frank Act, the TCPA, the Gramm-Leach-Bliley Act, the FDCPA, RESPA, TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Federal Acquisition Regulation, the Equal Credit Opportunity Act, as well as individual state laws pertaining to licensing, general mortgage origination and servicing practices and foreclosure and federal and local bankruptcy rules. These laws and regulations apply to all facets of our business, including, but not limited to, licensing, loan originations, consumer disclosures, default servicing and collections, foreclosure, filing of claims, registration of vacant or foreclosed properties, handling of escrow accounts, payment application, interest rate adjustments, assessment of fees, loss mitigation, use of credit reports, handling of unclaimed property, safeguarding of non-public personally identifiable information about our customers, and the ability of our employees to work remotely. These complex requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced. In addition, we must maintain an effective corporate governance and compliance management system. See “Business - Regulation” for additional information regarding our regulators and the laws that apply to us.
We must structure and operate our business to comply with applicable laws and regulations and the terms of our remaining regulatory settlements. This can require judgment with respect to the requirements of such laws and regulations and such settlements. While we endeavor to engage proactively with our regulators in an effort to ensure we do so correctly, if we fail to interpret correctly the requirements of such laws and regulations or the terms of our regulatory settlements, we could be found to be in breach of such laws, regulations or settlements.
Failure or alleged failure to comply with the terms of our remaining regulatory settlements or applicable federal, state and local consumer protection laws, regulations and licensing requirements could lead to any of the following:
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
In recent years, the general trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential mortgage lenders and servicers. The CFPB historically has taken a very active role in the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and origination continues to evolve. Individual states have also been active, as have other regulatory organizations such as the MMC, a multistate coalition of various mortgage banking regulators. In addition to their traditional focus on licensing and examination matters, certain regulators make observations, recommendations or demands with respect to areas such as corporate governance, safety and soundness, and risk and compliance management. We must endeavor to work cooperatively with our regulators to understand all their concerns if we are to be successful in our business.
The CFPB and state regulators have also historically focused on the use, and adequacy, of technology in the mortgage servicing industry, privacy concerns and other topical issues, such as communications from debt collectors and the ability of borrowers to repay mortgage loans, including in relation to the government shutdown. See below as well as Business - Regulation for additional information regarding the rules, regulations and legislative developments most pertinent to our operations.
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
CFPB
We are subject to supervision by the CFPB, which has resumed normal-course supervisory activities with respect to our business and operations following the 2023 resolution, in our favor, of a lawsuit the CFPB filed in 2017. If the CFPB asserts any alleged deficiencies in Onity’s practices that we are unable to refute or defend, the CFPB could potentially commence an enforcement action involving monetary fines, penalties or restrictions on our business, which could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
State Licensing and State Attorneys General
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2025. However, it is possible that regulators could disagree with our calculations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition.
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
Other Matters
On occasion, we engage with agencies of the federal government on various matters, including the Department of Justice, the Office of Inspector General of HUD, Special Inspector General for the Troubled Asset Relief Program (SIGTARP) and the VA Office of the Inspector General. In addition to the expense of responding to subpoenas, civil investigative demands, and other requests for information from such agencies, in the event that any of these engagements result in allegations of wrongdoing by us, we may incur fines or penalties or significant legal expenses defending ourselves against such allegations.
In the past, we have entered into settlements, including with the NY DFS and the CA DFPI which involved payments of significant monetary amounts and other restrictions on our business. We remain obligated to comply with the commitments made to our regulators and if we violate those commitments one or more of these entities could take regulatory action against us. Any future settlements or other regulatory actions against us could have a material adverse impact on our business, reputation, operating results, liquidity and financial condition.
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
If regulators allege that we do not comply with the terms of our prior regulatory settlements, or if we enter into future regulatory settlements, it could significantly impact our ability to maintain and grow our servicing portfolio.
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
Historically, our regulatory settlements significantly impacted our ability to maintain or grow our servicing portfolio because we agreed to certain restrictions that effectively prohibited future bulk acquisitions of residential servicing. While the majority of these restrictions have been eased in connection with our resolution of state regulatory matters and acquisition of PHH Corporation, we are still restricted in our ability to grow our portfolio under the terms of our agreements with the NY DFS. If we are unable to satisfy the conditions of the regulatory commitments we made to these and other regulators, or if a future regulatory settlement restricts our ability to acquire MSRs, we will be unable to grow or even maintain the size of our servicing portfolio through acquisitions and our business could be materially and adversely affected. Moreover, even when regulatory restrictions are lifted, the reputational damage done by these actions may inhibit our ability to acquire new business.
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
Financing and Liquidity Risks
If we are unable to obtain sufficient capital to meet the financing requirements of our business, or if we fail to comply with our debt agreements, our business, financing activities, liquidity, financial condition and results of operations will be adversely affected.
Our business requires substantial amounts of capital and our financing strategy includes the use of leverage. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to continue to borrow money at reasonable rates. If we are unable to maintain adequate financing, or other sources of capital are not available, we could be forced to suspend, curtail or reduce our revenue generating activities, which could harm our results of operations, liquidity, financial condition and business prospects. Our ability to borrow money is affected by a variety of factors including:
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
Our advance facilities are revolving facilities that generally have a revolving period up to 24 months. We typically require significantly more liquidity to meet our advance funding obligations than our available cash on hand. In a typical monthly cycle, we repay a portion of the borrowings under these facilities from collections, liquidations, or other servicing-related activities. Especially during the peak remittance cycle, which typically starts in the middle of each month, we depend on our lenders to provide us with a significant portion of the cash necessary to make the advances that we are required to make as servicer. If one or more of these lenders were to restrict our ability to access these revolving facilities or were to fail, we may not have sufficient funds to meet our obligations.
In addition, we use mortgage loan warehouse facilities to fund newly originated loans, HECM tails, buyouts and a number of other assets on a short-term basis until they are sold to secondary market investors, including GSEs, Ginnie Mae or other third-party investors. Currently, our master repurchase and participation agreements for financing new loan originations generally have maximum terms of 364 days, and they are typically renewed, replaced or extended annually. We issued asset-backed securitization notes in 2023, 2024 and 2025 to diversify our financing of reverse mortgage buyouts and REO properties. Thus far, these securitizations have been structured with three-year anniversary mandatory call dates.
We have diversified sources of funding for our GSE, Ginnie Mae and PLS MSR portfolios. GSE MSR financing is provided through two bank financing facilities whose total capacity was $750.0 million and $250.0 million, respectively, at December 31, 2025. The $750.0 million GSE MSR facility, which is available for both PMC and PHH Asset Services LLC (PAS), matures in May 2026 and the $250.0 million GSE MSR facility matures in May 2027. The Ginnie Mae facility, provided through a private investor arrangement, carried total capacity of $400.0 million at December 31, 2025. The PLS MSR financing which was initially structured as an amortizing note issue to capital markets investors, was restructured into a revolving credit facility. In January 2026, the maturity date of the Ginnie Mae facility was extended to January 2027 and the total capacity was increased to $450.0 million. The PLS financing arrangement matures in February 2026 and is expected to be extended for another 364-day period.
Our MSR financing facilities provide funding based on an advance rate against MSR value that is subject to periodic mark-to-market valuation adjustments (MSR valuation is expected to decline if market interest rates decline). In the normal course, MSR value is expected to decline over time due to runoff of the loan balances in our servicing portfolio, with runoff offset to varying degrees by additions to our MSR portfolio from production or acquisition activities. As a result, we anticipate having to repay a portion of our MSR debt over a given time period. The requirements to repay MSR debt including those due to unfavorable fair value adjustment attributable to interest rates or other factors may require us to allocate a substantial amount of our available liquidity or future cash flows to meet these requirements. To the extent we are unable to fully replenish runoff or to generate sufficient cash flows from operations to meet these requirements, we may be more constrained to invest in our business and fund other obligations, and our business, financing activities, liquidity, financial condition and results of operations will be adversely affected.
On November 6, 2024, we successfully completed our corporate debt refinancing. PHH Corporation issued $500 million aggregate principal amount of 9.875% Senior Notes due November 1, 2029 (Senior Notes Due 2029) in a syndicated private placement. Interest on the Senior Notes Due 2029 is payable semi-annually and principal is due at maturity. The Senior Notes Due 2029 are guaranteed by Onity and certain wholly-owned subsidiaries including PMC (collectively “Restricted Subsidiaries”). The Senior Notes are secured by the equity interests of the Restricted Subsidiaries and any available cash in excess of regulatory requirements, as defined. On January 30, 2026, Onity issued $200 million aggregate principal amount of 9.875% Senior Notes due 2029 at a price to investors of 103.25%. The offered Senior Notes are an additional issuance of Onity’s 9.875% Senior Notes due 2029 and form a single series of debt securities with the $500 million aggregate principal amount of such notes that were originally issued on November 6, 2024.
While we currently plan to renew, replace or extend all of the above debt agreements consistent with our historical practice, there can be no assurance that we will be able to do so on appropriate terms or at all and, if we fail to do so, we may not have adequate sources of funding for our business.
Our debt agreements contain various qualitative and quantitative covenants, including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guaranteeing additional debt, paying dividends or making distributions on or purchasing equity interests of Onity and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing certain types of preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Onity and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of a material adverse effect or material adverse change, insolvency, bankruptcy, certain material judgments and changes of control. Covenants and defaults of this type are commonly found in debt agreements such as ours. Certain of these covenants and defaults are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies. In addition to these covenants, certain agreements also include trigger events which may lead to adverse actions such as acceleration of outstanding obligations, step down in advance rates and termination of further funding.
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
Under the Rights to MSRs agreements, Rithm is responsible for financing all servicing advance obligations in connection with the loans underlying the MSRs. At December 31, 2025, such servicing advances made by Rithm were approximately

$298.0 million. However, under the Rights to MSRs structure, we are contractually required under our servicing agreements with the RMBS trusts to make the relevant servicing advances even if Rithm does not perform its contractual obligations to fund those advances. Therefore, if Rithm were unable to meet its advance financing obligations, we would remain obligated to meet any future advance financing obligations with respect to the loans underlying these Rights to MSRs, which could materially and adversely affect our liquidity, financial condition, results of operations and servicing operations.
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
If we fail to appropriately manage, forecast or estimate risks with our liquidity positions, it could materially and adversely affect us.
We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support our servicing business, including the requirement to make advances pursuant to our servicing agreements and the process of collecting and applying recoveries of advances. We are also exposed to liquidity risk due to margin calls or potential accelerated repayment of our debt depending on the performance of the underlying collateral, including the fair value of MSRs, and certain covenants or trigger events, among other factors. We are also exposed to liquidity and interest rate risk by our decision to originate and finance mortgage loans and the timing of their subsequent sales into the secondary market. Further, the derivative instruments that we have entered into in order to limit MSR fair value change exposure may require margin calls should the hedge instrument lose value. In general, we finance our operations through operating cash flows and various other sources of funding, including advance match funded borrowing agreements, secured lines of credit and repurchase agreements.
If we fail to satisfy minimum net worth, capital and liquidity requirements established by regulators, GSEs, Ginnie Mae, lenders, or other counterparties, our business, reputation, financing activities, financial condition or results of operations could be materially and adversely affected.
As a result of our servicing and loan origination activities, we are subject to minimum net worth, capital and liquidity requirements established by state regulators, GSEs, Ginnie Mae, lenders, and other counterparties. Losses incurred in prior years eroded our net worth in those years. In addition, we must structure our business so that each licensed entity satisfies the net worth and liquidity requirements applicable to it, which can be challenging.
The minimum net worth and liquidity requirements to which our licensed entities are subject vary by state and type of license. We must also satisfy the minimum net worth, capital and liquidity requirements of the GSEs and Ginnie Mae in order to maintain our approved status with such agencies and the minimum net worth and liquidity requirements set forth in our agreements with our lenders.
Minimum net worth requirements and liquidity are generally calculated using specific adjustments that may require interpretation or judgment. Changes to these adjustments have the potential to significantly affect net worth and liquidity calculations and imperil our ability to satisfy future minimum net worth and liquidity requirements. We believe our licensed entities were in compliance with all of their minimum net worth, capital and liquidity requirements at December 31, 2025. However, it is possible that regulators could disagree with our calculations. If we fail to satisfy minimum net worth or liquidity requirements, absent a waiver or other accommodation, we could lose our licenses or have other regulatory action taken against us, we could lose our ability to sell and service loans to or on behalf of the GSEs or Ginnie Mae, or it could trigger a default under our debt agreements. Any of these occurrences could have a material adverse effect on our business, reputation, financing activities, liquidity, financial condition or results of operations.
In 2022, Ginnie Mae announced updated minimum financial eligibility requirements for Ginnie Mae issuers and included a new risk-based capital ratio (RBCR) effective December 31, 2024. Ginnie Mae issued a waiver extending the deadline by which PHH must meet the RBCR requirements to October 1, 2025. PHH is required to maintain a minimum ratio of Adjusted Net Worth less Excess MSRs, as defined, to risk weighted assets of 6%. In the second quarter of 2025, in order to achieve and maintain compliance with the Ginnie Mae RBCR requirements, PHH transferred certain GSE MSR investment activities previously conducted by PHH to a dedicated licensed entity PAS, a wholly owned subsidiary of PHH Corporation and Onity, with PHH retaining the subservicing. We continue to operate our Ginnie Mae issuer activities through PHH which is subject to the risk-based capital rules.

Risks Related to Our Strategy, Financial Performance and the Economy
If we do not receive regulatory approval to close our transaction with Finance of America Reverse LLC or if regulatory approval is delayed, it may negatively affect our liquidity and operations.
The closing of our transaction with Finance of America Reverse LLC (“FAR”) is dependent upon regulatory approval. Until the transaction closes, we will be unable to utilize in our operations the expected net proceeds, and our liquidity and operations may be negatively impacted. In addition, our reverse originations production may be impacted in the pre-closing period as potential counterparties await additional certainty. If we must abandon the transaction because it fails to receive regulatory approval, we may not be able to stabilize reverse originations volume at pre-announcement levels and we may face difficulty attracting or retaining highly qualified personnel in our reverse originations business. In addition, our inability to close the transaction may raise concerns for potential clients, business partners, and future potential strategic transaction partners and we may have difficulties executing on our business plan and key initiatives.
Our strategic plan to deliver sustainable profitability may not be successful.
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations. The ability of management to appropriately address these challenges and uncertainties in a timely and effective manner is critical to our ability to operate our business successfully.
Historical losses significantly eroded stockholders’ equity and weakened our financial condition. We previously established a set of key initiatives to achieve our objective of returning to sustainable profitability in the shortest timeframe possible within an appropriate risk and compliance environment. While we generated net income in four of the years during the most recent five-year period, we incurred a net loss in 2023 driven by MSR fair value losses, net of hedging. We are exposed to earnings volatility due to the effect of changes in interest rates and other market conditions on the valuation of our assets and liabilities measured at fair value, including MSRs which represent our most interest-rate sensitive asset. While the objective of our MSR interest rate risk management and hedging policy is to protect shareholders’ equity and earnings against the fair value volatility of interest-rate sensitive MSR portfolio exposure considering market, liquidity and other conditions, our hedging strategy may not be as effective as desired due to the actual performance of an MSR and hedges differing from the expected performance. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Business Initiatives.
There can be no assurance that we will continue to successfully execute on these initiatives, or that even if we do execute on these initiatives we will be able to deliver sustained profitability. In addition to successful operational execution of our key initiatives, our success will also depend on market conditions and other factors outside of our control, including continued access to capital. If we continue to experience losses, our share price, business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
The industry in which we operate is highly competitive, and, to the extent we fail to meet these competitive challenges, it would have a material adverse effect on our business, financial position, results of operations or cash flows.
We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory or technological changes. Competition to service mortgage loans and for mortgage loan originations comes primarily from non-bank lenders and mortgage servicers and commercial banks and savings institutions. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources, and lower funding costs. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of revenue generating options (e.g., originating types of loans that we choose not to originate) and establish more favorable relationships than we can. With the proliferation of smartphones and technological changes enabling improved payment systems and cheaper data storage, newer market participants, often called “disruptors,” are reinventing aspects of the financial industry and capturing profit pools previously enjoyed by existing market participants. As a result, the lending industry could become even more competitive if new market participants are successful in capturing market share from existing market participants such as ourselves. Competition to service mortgage loans may result in lower margins. Because of the relatively limited number of servicing clients, our failure to meet the expectations of any significant client could materially impact our business. Onity has suffered reputational damage in the past as a result of regulatory settlements and the then associated scrutiny of our business. We believe this may have weakened our competitive position against both our bank and non-bank mortgage servicing competitors. These competitive pressures could have a material adverse effect on our business, financial condition or results of operations.
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
Most of our consolidated total assets and liabilities are measured at fair value on a recurring and nonrecurring basis, most of which are considered Level 3 valuations, including our MSR portfolio. Our largest Level 3 asset and liability carried at fair value on a recurring basis is Home Equity Conversion Mortgage (HECM) loans held for sale pooled into HECM-Backed Securities (HMBS), previously Loans held for investment, and the HMBS-related borrowings. Because the securitization of HECM loans into HMBS does not qualify for sale accounting, we account for these transfers as secured financings. Holders of HMBS have no recourse against our assets, except for standard representations and warranties and our contractual obligations to service the reverse mortgages and HMBS.
We estimate the fair value of our assets and liabilities utilizing assumptions that we believe are appropriate and are used by market participants. We generally engage third-party valuation experts to support and benchmark our fair value determination for Level 3 assets and liabilities. The methodology used to estimate these values is complex and uses asset- and liability-specific data and market inputs for assumptions including interest and discount rates, collateral status and expected future performance. If these assumptions prove to be inaccurate, if market conditions change or if errors are found in our models, the value of certain of our assets may decrease, which could adversely affect our business, financial condition and results of operations, including through negative impacts on our ability to satisfy minimum net worth and liquidity covenants.
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
We are exposed to interest rate and foreign currency exchange risks.
We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is generally characterized by non-interest earning assets financed by interest-bearing liabilities. Servicing advances are among our more significant non-interest earning assets. We are also exposed to interest rate risk because a portion of our advance financing and other outstanding debt is at variable rates. Rising interest rates may increase our interest expense. Earnings on float balances may partially offset these higher funding costs.
Our MSRs, which we carry at fair value, are subject to substantial interest rate risk, primarily because the mortgage loans underlying the servicing rights permit the borrowers to prepay the loans. A decrease in interest rates generally increases prepayment speeds and vice versa. An interest rate decrease could result in an array of fair value changes, the severity of which would depend on several factors, including the magnitude of the change, whether the decrease is across specific rate tenors or a parallel change across the entire yield curve, and impact from market-side adjustments, among others. The objective of our MSR hedging policy is to provide a targeted, high level of hedge coverage on our interest-rate sensitive MSR portfolio exposure. However, as discussed below, there can be no assurance that our hedging strategy will be effective in partially mitigating our exposure to changes in fair value of our MSRs due to interest rate changes. Also refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
In our Originations business, we are exposed to interest rate risk and related price risk on our pipeline (i.e., interest rate loan commitments (IRLCs) and mortgage loans held for sale) from the commitment date up until the date the commitment is cancelled or expires, or the loan is sold into the secondary market. Generally, the fair value of the pipeline will decline in value when interest rates increase and will rise in value when interest rates decrease. We economically hedge our pipeline interest rate risk with freestanding derivatives such as MBS TBAs and forward sale contracts.
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
Due to the significant role that the GSEs and Ginnie Mae play in the secondary mortgage market, new initiatives and other actions that they may implement could become prevalent in the mortgage originations and servicing industries generally. To the extent that FHFA, the GSEs, HUD, Ginnie Mae or other authoritative body implements reforms that materially affect the market not only for conventional and/or government-insured loans but also for non-qualifying loan markets, such reforms could have a material adverse effect on the creation of new MSRs, the economics or performance of any MSRs that we acquire or own, servicing fees that we can charge and costs that we incur to comply with new servicing requirements. Further, to the extent a GSE or Ginnie Mae proposal or requirement impacts our business model differently than our competitors’, we may face a competitive disadvantage.
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
There are various proposals that deal with the future of the GSEs, including with respect to their ownership and role in the mortgage market, as well as proposals to implement GSE reforms relating to borrowers, lenders, servicers and investors in the mortgage market. Thus, the long-term future of the GSEs remains uncertain. Any change in the ownership of the GSEs, or in their programs or role within the mortgage market, could materially and adversely affect our business, liquidity, financial position and results of operations.
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

An economic slowdown or a deterioration of the housing market could increase both interest expense related to servicing advances as well as operating expenses and could cause a reduction in income from, and the value of, our servicing portfolio.
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
Many of our servicing agreements require adherence to general servicing standards, and certain contractual provisions delegate judgment over various servicing matters to us. We are also subject to periodic reviews and audits under the terms of our servicing agreements. Our servicing practices, and the judgments that we make in our servicing of loans, could be questioned by parties to these agreements, such as GSEs, Ginnie Mae, trustees or master servicers, or by investors in the trusts which own the mortgage loans or other third parties. As a result, we could be required to repurchase mortgage loans, make whole or otherwise indemnify such mortgage loan investors or other parties. Advances that we have made could be unrecoverable. We could also be terminated as servicer or become subject to litigation or other claims seeking damages or other remedies arising from alleged breaches of our servicing agreements. For example, several trustees are currently defending themselves against claims by RMBS investors that the trustees failed to properly oversee mortgage servicers - including Onity - in the servicing of hundreds of trusts. Trustees subject to those suits have informed Onity that they may seek indemnification for losses they suffer as a result of the filings.
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
As noted in the prior risk factor, if we do not comply with our seller/servicer obligations, the GSEs or Ginnie Mae may utilize a variety of remedies against us. Such remedies include curtailment of our ability to sell newly originated loans or even termination of our ability to sell, service or securitize such loans altogether. Any such curtailment or termination would likely have a material adverse impact on our business, reputation, liquidity, financial condition and results of operations.
If we do not restructure our servicing operations in a timely and cost-effective manner following the non-renewal of our servicing agreements with Rithm, it may negatively impact our business, liquidity, financial condition and results of operations.
On October 31, 2025, we were notified by our largest subservicing client, Rithm, of its intent to not renew its servicing agreements with us effective January 31, 2026. These agreements accounted for approximately $32.2 billion total servicing and subservicing UPB as of December 31, 2025. The servicing transfer to Rithm’s own servicing platform is expected to begin in the first half of 2026, subject to the receipt of necessary consents applicable to approximately $8.3 billion of UPB. See Note 8 — MSR Related Financing Liabilities, at Fair Value, Rithm Transactions for information regarding renewal of our agreements with Rithm.
For 2025, servicing and subservicing fees from Rithm amounted to $78.5 million (excluding ancillary income) and the related Rithm Pledged MSR liability expense amounted to $36.8 million. The servicing transfer will result in the reduction of Servicing and subservicing fees and associated Pledged MSR liability expense. While we continue to evaluate the impact of the servicing transfer on future results of operations, we expect a reduction of Operating expenses after downsizing certain aspects of our servicing and support functions. We further expect the recognition of a restructuring obligation upon transfer. If we are unable to timely reduce operating expenses by appropriately downsizing certain aspects of our servicing and corporate support functions, our liquidity, financial condition and results of operations may be negatively impacted. If not properly implemented, it is also possible that our restructuring activities may disrupt our ongoing servicing business and operations, including through the diversion of management attention or employee attrition.
We continuously seek to replenish and profitably grow our servicing and subservicing business with our enterprise sales force and diversify our relationships. There is no assurance that we will be able to replace the lost revenue or contribution to profitability with new or existing servicing or subservicing clients in a timely manner and at comparable margins.
In addition, the float amount associated with the advance collections and servicing fees of the servicing portfolio will be repaid to Rithm in cash based on the amount due upon transfer (refer to Note 15 — Other Liabilities).

If MAV exercises its rights to sell MSRs subserviced by PHH and we are unable to either continue as subservicer of the sold MSRs or replenish our subservicing portfolio to replace the sold MSRs, it could result in our loss of subservicing income and could significantly impact our business, liquidity, financial condition and results of operations.
MAV is one of our largest subservicing clients, accounting for 12% of the UPB and 10% of the loan count in our servicing and subservicing portfolio as of December 31, 2025. Upon the sale of our 15% interest in MAV Canopy in November 2024, PHH and MAV amended the Subservicing Agreement to provide that PHH will have the right to be the exclusive subservicer for an initial term of five years (subject to certain extensions) of all MSRs that MAV currently owns, for all future MSRs that MAV acquires from PHH, and for the majority of MAV’s MSR portfolio overall, as defined. In addition, the parties agreed to a six-month lockout during which MAV shall not sell or otherwise transfer any MSRs owned by MAV at the MAV Canopy sale date without the prior consent of PHH. Following this initial six-month period, the lockout restriction is subject to reduction in 25% increments through September 30, 2027. MAV may freely sell or transfer any MSRs thereafter. Under the terms of our Subservicing Agreement, our subservicing rights terminate as to MSRs sold by MAV to any unaffiliated third party.
If MAV chooses to exercise these sale rights, and we are unable to reach an agreement with the purchaser(s) of the MSRs to continue as subservicer, we will lose the corresponding subservicing income. Further, if the MSRs sold by MAV include MSRs previously sold by PHH, we may recognize additional losses on the associated MSR and Pledged MSR liability reported at fair value on our consolidated balance sheets.
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
We are responsible for developing and maintaining sophisticated operational systems and infrastructure, which is challenging. As a result, operational risk is inherent in virtually all of our activities. In addition, regulators have emphasized their focus on the importance of servicers’ and lenders’ systems and infrastructure operating effectively. If our systems and infrastructure fail to operate effectively, such failures could damage our business and reputation, harm our relationships with key stakeholders and lead to regulatory sanctions or penalties.
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

We are dependent on Black Knight and other vendors, service providers and other contractual counterparties for much of our technology, business process outsourcing and other services.
Our vendor relationships subject us to a variety of risks. We have significant exposure to third-party risks, as we are dependent on vendors, including Black Knight, for a number of key services to operate our business effectively and in compliance with applicable regulatory and contractual obligations, and on banks and other financing sources to finance our business.
We use the Black Knight MSP servicing system pursuant to a seven-year agreement with Black Knight expiring in 2026, subject to auto-renewals, and we are highly dependent on the successful functioning of it to operate our loan servicing business effectively and in compliance with our regulatory and contractual obligations. It would be difficult, costly and complex to transfer all of our loans to another servicing system in the event Black Knight failed to perform under its agreements with us and any such transfer would take considerable time. Any such transfer would also likely be subject us to considerable scrutiny from regulators, GSEs, Ginnie Mae and other counterparties.
If Black Knight were to fail to properly fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, our business, reputation and operations would suffer. In addition, if Black Knight fails to develop and maintain its technology so as to provide us with an effective and competitive servicing system, our business could suffer. Similarly, we are reliant on other vendors for the proper maintenance and support of our technological systems and our business and operations would suffer if these vendors do not perform as required. If our vendors do not adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems, our business and operations could be materially and adversely affected.
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
We are currently making, and will continue to make, technology investments and process improvements to improve or replace the information processes and systems that are key to managing our business, to improve our compliance management system, and to reduce costs. Failure to select the appropriate technology investments, or to implement them correctly and efficiently, could have a significant negative impact on our operations. Furthermore, rapid technological advancements that could make existing products or services obsolete could negatively impact our operations.
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
Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform some of their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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
In the ordinary course of our business, we and the third parties with whom we work process sensitive data, and, as a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. We have programs in place designed to detect and respond to security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. While none of the cybersecurity incidents that we have experienced to date have had a material adverse impact on our business, financial condition or operations, recent cybersecurity incidents involving our vendors and other contractual counterparties briefly impacted our operations, and we cannot assure that future cybersecurity incidents, whether experienced by us or a third-party, will not materially and adversely impact us.
Security breaches, malicious code (such as viruses and worms), phishing attacks, cyberattacks, ransomware attacks, hacking, social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats could result in a compromise or breach of the technology that we or our vendors use to protect our sensitive data and other information that we must keep secure. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments, even where we make a payment, we cannot assure that the extorter will return our data, not publish or sell our data, exit our systems, and/or not further extort us.
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
Regulators may impose penalties or require remedial action if they identify weaknesses in our systems, and we may be required to incur significant costs to address any identified deficiencies or to remediate any harm caused. A number of states have specific reporting and other requirements with respect to cybersecurity in addition to applicable federal laws. For instance, the NY DFS Cybersecurity Regulation requires New York insurance companies, banks, and other regulated financial services institutions - including certain Onity entities licensed in the state of New York - to assess their cybersecurity risk profile. Regulated entities are required, among other things, to adopt the core requirements of a cybersecurity program, including a cybersecurity policy, effective access privileges, cybersecurity risk assessments, training and monitoring for all authorized users, and appropriate governance processes. This regulation also requires regulated entities to submit notices to the NY DFS of any security breaches or other cybersecurity events, and to certify their compliance with the regulation on an annual basis. NYDFS recently updated this regulation to impose additional compliance obligations and we expect both additional updates in the future as well as increased enforcement of this regulation. In addition, consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the use of technology in our business that could adversely affect us or result in significant compliance costs.
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
•consumer privacy or data protection concerns;
•consumer financial fraud;
•data security issues related to our customers or employees;
•cybersecurity issues and cyber incidents, whether actual, threatened, or perceived;
•customer service or consumer complaints;
•legal, reputational, operational, credit, liquidity and market risks inherent in our businesses;
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
Approximately 2,800, or 65%, of our employees as of December 31, 2025 are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. For example, changes in regulatory requirements could require us to curtail our use of lower-cost operations in India to service our businesses. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we could incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.
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
Our operations are vulnerable to disruptions resulting from severe weather events, including our operations in India, the Philippines, the USVI and Florida. Approximately 3,200, or 75%, of our employees as of December 31, 2025 are located in India or the Philippines. In recent years, severe weather events caused disruptions to our operations in India, the Philippines, and the USVI and we incurred expense resulting from the evacuation of personnel and from property damage. In addition, employees located in Pennsylvania, New Jersey and Texas have been impacted by severe weather events in recent years, including as a result of power failures due to such events which temporarily prevented some remote employees from working. While we have implemented and maintain business continuity plans to reduce the disruption such events cause to our critical operations, we cannot guarantee that such plans will eliminate any negative impact on our business, including the cost of evacuation and repairs. As the frequency of severe weather events continues to increase in connection with rising global temperatures and other climatic changes, interruptions to our business operations may become more frequent and costly, and future weather events could have a significant adverse effect on our business and results of operations.
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
A significant portion of the mortgage loans that we service and originate are secured by properties in California, Texas, Florida, New Jersey and New York. Any adverse economic conditions in these markets, including a downturn in real estate values, could increase loan delinquencies. Delinquent loans are more costly to service and require us to advance delinquent principal and interest and to make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. We could also be adversely affected by business disruptions triggered by incidents impacting specific geographic areas such as acts of terrorism or natural disasters, including the recent California wildfires.
Reinsuring risk through our captive reinsurance entity could adversely impact our results of operation and financial condition.
Our captive reinsurance is a quota share percentage of revenue and risks based on our historical ability to effectively manage property losses. We increased our quota share from 50% to 60% in January 2024 and to 90% in February 2024. If our captive reinsurance entity incurs losses from a severe catastrophe or series of catastrophes, particularly in areas where a significant portion of the insured properties are located, claims that result could substantially exceed our expectations, which could adversely impact our results of operation and financial condition. An increase in the frequency with which severe weather events occur in the U.S. would increase the risk of adverse impacts on our captive reinsurance business.
Pursuit of business or asset acquisitions exposes us to financial, execution and operational risks that could adversely affect us.
We are actively looking for opportunities to grow our business through acquisitions of businesses and assets. The performance of the businesses and assets we acquire may not match the historical performance of our other assets. Nor can we assure that the businesses and assets we may acquire will perform at levels meeting our expectations. We may find that we overpaid for the acquired businesses or assets or that the economic conditions underlying our acquisition decision have changed. It may also take several quarters or longer for us to fully integrate newly acquired businesses and assets into our business, during which period our results of operations and financial condition may be negatively affected. Further, certain one-time expenses associated with such acquisitions may have a negative impact on our results of operations and financial condition. We cannot assure that acquisitions will not adversely affect our liquidity, results of operations and financial condition.
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
The timing of closing of our acquisitions is often uncertain. We have in the past and may in the future experience delays in closing our acquisitions, or certain aspects of them. For example, we and the applicable seller are often required to obtain certain regulatory and contractual consents as a prerequisite to closing, such as the consents of GSEs, Ginnie Mae, RMBS trustees or regulators. Accordingly, even if we and the applicable seller are efficient and proactive, the actions of third parties can impact the timing under which such consents are obtained. We and the applicable seller may not be able to obtain all the required consents, which may mean that we are unable to acquire all the assets that we wish to acquire. Regulators may have questions relating to aspects of our acquisitions and we may be required to devote time and resources responding to those questions. It is also possible that we will expend considerable resources in the pursuit of an acquisition that, ultimately, either does not close or is terminated.
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
We originate, purchase, securitize and service FHA-insured HECM mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Generally, a HECM reverse mortgage is a government-insured loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until a default event under the terms of the mortgage occurs such as the borrower fails to pay real estate taxes or maintain proper insurance, the borrower dies, the borrower moves out of the home, or the home is sold. Foreclosures involving HECM reverse mortgages generally occur more frequently than forward mortgages. HUD HECM reverse mortgage program requires foreclosure upon death of the borrower. Borrower’s heirs have very limited loss mitigation options under the HECM program, either payoff the debt at a discount (95% of UPB) or go through probate, a costly, time-consuming process, in order to sell the property or complete a deed in lieu of foreclosure. In addition, uncured loan defaults on HECM reverse mortgages can lead to foreclosures if borrowers fail to occupy the home as their primary residence, maintain their property or fail to pay taxes or home insurance premiums. A general increase in foreclosure rates may adversely impact how HECM reverse mortgages are perceived by potential customers and thus reduce demand for HECM reverse mortgages. A decline in the demand for HECM reverse mortgages may reduce the number of HECM reverse mortgages we originate and adversely affect our ability to sell HECM reverse mortgages in the secondary market. Additionally, we could become subject to negative headline risk in the event that loan defaults on HECM reverse mortgages lead to foreclosures or evictions of the elderly. The HUD HECM reverse mortgage program has in the past responded to scrutiny around similar issues by implementing rule changes, and may do so in the future. It is not possible to predict whether any such rule changes would negatively impact us. All of the above factors could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
Our HMBS repurchase obligations may reduce our liquidity, and if we are unable to comply with such obligations, it could materially adversely affect our business, financial condition, and results of operations.
As an HMBS issuer, we assume the obligation to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases). Active repurchased loans are assigned to HUD and payment is typically received within 60 days of repurchase. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO, with a claim filed with HUD for recoverable remaining principal and advance balances. The recovery timeline for inactive repurchased loans depends on various factors, including foreclosure status at the time of repurchase, state-level foreclosure timelines, and the post-foreclosure REO liquidation timeline. We have no such exposure with our subservicing portfolio as our subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio of loans we subservice. The timing and amount of our obligations with respect to MCA repurchases are uncertain as repurchase is dependent largely on circumstances outside of our control including the amount and timing of future draws and the status of the loan.
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

A failure to maintain minimum servicer ratings could have an adverse effect on our business, reputation, financing activities, financial condition or results of operations.
S&P, Moody’s, Fitch and others rate us as a mortgage servicer. Failure to maintain minimum servicer ratings could adversely affect our ability to sell or fund servicing advances going forward, could affect the terms and availability of debt financing facilities that we may seek in the future, and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, subservicing clients, other contractual counterparties and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
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
We are subject to taxes in the U.S. and numerous foreign jurisdictions. Tax laws have changed and may be subject to future changes. Further, tax authorities may at any time clarify and/or modify by legislation, administration or judicial changes or interpretation the income tax treatment of corporations. Such changes could adversely affect us.
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
In December 2022, we executed an agreement with the USVI Bureau of Internal Revenue (BIR) for payment of the income tax refunds related to tax years 2013 through 2015, plus accrued interest, over a two-year period ending December 31, 2024. The BIR did not make the payment that was due on December 31, 2023 nor any subsequent payments pursuant to the agreement. On February 8, 2024, we filed a lawsuit against the USVI for the refund of income taxes paid in prior years and for the USVI’s breach of the above-referenced agreement; the USVI is defending against such claims and contesting that such refunds are owed. On April 30, 2025, the USVI filed an additional lawsuit against us alleging that we did not meet the conditions for receiving benefits under our Economic Development Commission Certificate. We have filed a motion to dismiss, which remains pending. See Note 27 — Contingencies for additional information.

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
We have recorded significant deferred tax assets, and if we cannot realize our deferred tax assets, our results of operations could be adversely affected.
In the fourth quarter of 2025, we reduced the valuation allowance against a significant portion of our deferred tax assets resulting in $123.8 million of deferred tax assets, net on our consolidated balance sheet at December 31, 2025. Realization of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to realize the tax benefit from those assets. Deferred tax assets are reviewed each quarter for realizability. We consider both positive and negative evidence to determine whether all or a portion of the deferred tax assets are more likely than not to be realized. If we determine that some or all of our deferred tax assets are not realizable beyond our existing valuation allowance, it could result in a material expense in the period in which this determination is made which may have a material adverse effect on our financial condition and results of operations. This could be caused by, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, and a variety of other factors. For example, we develop forecasts of our business and financial performance, and use models and assumptions that require us to make difficult and complex judgments. If the models and assumptions we use prove inaccurate or misused, the projections to realize our deferred tax assets may be adversely impacted.
If a deferred tax asset net of our valuation allowance, if any, was determined to not be realizable in a future period, the charge to earnings would be recognized as income tax expense in our results of operations in the period the determination is made. Additionally, if we are unable to utilize our deferred tax assets, our cash flow available to fund operations could be adversely affected. Depending on future circumstances, it is possible that we might never realize the full value of our deferred tax assets. Any future impairment charges related to a significant portion of our deferred tax assets could have an adverse effect on our financial condition and results of operations.

Risks Relating to Ownership of Our Common Stock
Our common stock price experiences substantial volatility and has dropped significantly on a number of occasions in recent periods, which may affect your ability to sell our common stock at an advantageous price.
The market price of our shares of common stock has been, and may continue to be, volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated during 2025 between $26.30 per share and $45.86 per share, and the closing stock price on February 13, 2026 was $45.63 per share. Therefore, the volatility in our stock price may affect your ability to sell our common stock at an advantageous price. The relative size of our public float of common stock may not attract some institutional investors or prevent inclusion in certain stock indices, which could further limit liquidity and increase price volatility. In addition, the trading volume of our common stock may be limited as a portion of our outstanding shares is held by executive officers, directors and significant stockholders. Market price fluctuations in our common stock may also be due to factors both within and outside our control, including regulatory or legal actions, acquisitions, dispositions or other material public announcements or speculative trading in our stock (e.g., traders “shorting” our common stock), as well as a variety of other factors including, but not limited to those set forth under this Item 1.A. Risk Factors.
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
Based on SEC filings, several shareholders each own or control over five percent of our common stock. These large shareholders individually and collectively have the ability to vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders. As a result, these shareholders could influence matters requiring shareholder approval, including the amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of directors. If situations arise in which management and certain large shareholders have divergent views, we may be unable to take actions management believes to be in the best interests of Onity.
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
In addition, we have granted and expect we will continue to grant common stock-based awards to senior management and others under our incentive plans that may be settled in shares. While any such issuance would be subject to compliance with the terms of our debt and other agreements, our issuance of additional securities could be substantially dilutive to our existing stockholders and may depress the price of our common stock.
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
Third parties seeking to acquire us or make significant investments in us must do so in compliance with state regulatory requirements applicable to licensed mortgage servicers and lenders. Many states require change of control applications for acquisitions of “control” as defined under each state’s laws and regulation, which may apply to an investment without regard to the intent of the investor. For example, New York has a control presumption triggered at 10% ownership of the voting stock of the licensee or of any person that controls the licensee. Accordingly, there can be no effective change in control of Onity unless the person seeking to acquire control has made the relevant filings and received the requisite state approvals. These regulatory requirements may discourage potential acquisition proposals or investments, may delay or prevent a change in control of us and may impact demand for, and the trading price of, our common stock.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.     CYBERSECURITY
Risk Management and Strategy
We have established an information security framework designed to identify, assess, and manage cybersecurity risks that could impact our critical information systems and confidential data. Our information security team employs a variety of methods to identify and evaluate material risks from cybersecurity threats, including risk and control self-assessments, vulnerability assessments and penetration testing, breach and attack simulations, ransomware table-top assessments, cyber threat intelligence reviews, as well as internal and external cybersecurity assessments.
To mitigate and manage these risks, we have implemented various technical, physical, and organizational safeguards. Depending on the environment or system, these safeguards may include, for example, information security policies and procedures, perimeter security controls such as firewalls and intrusion prevention systems, network security controls including multi-factor authentication and role-based access controls, and server and endpoint security controls such as anti-malware. Additionally, depending on the environment or system, we may utilize certain application security controls, data security controls including encryption, data loss prevention controls, immutable data backups, and security awareness programs for our personnel.
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

In addition, we have processes in place designed to assess and manage, to the extent within our control, cybersecurity risks associated with third-party service providers. Vendors are categorized based on a set of criteria that assess the importance of their services and the sensitivity of the information and systems they have access to. Depending on the nature of the services provided, the sensitivity of information systems and data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with the provider, such as due diligence questionnaires and periodic assessments, and we track the status of reported third party risks within our centralized risk governance framework.
In 2024 and 2025, cybersecurity incidents occurred involving our vendors and other contractual counterparties that did not materially and adversely impact our operations. However, we cannot assure that future third party incidents will not materially and adversely impact us. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this annual report on Form 10-K, including “Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our information technology systems or data, and those maintained on our behalf, could result in a material adverse impact to our business, including without limitation regulatory investigations or actions, a material interruption to our ability to provide services to our customers, damage to our reputation and/or subject us to costs, fines and penalties or lawsuits and otherwise adversely affect our operations.”
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

ITEM 2.    PROPERTIES
Onity Group Inc. is headquartered in West Palm Beach, Florida, at 1661 Worthington Road, Suite 100. We have offices and facilities in the U.S., the USVI, India and the Philippines, all of which are leased. The following table sets forth information relating to our principal facilities at December 31, 2025:

Location	Owned/Leased	Approximate Square Footage
Principal executive offices
West Palm Beach, Florida	Leased	41,900

Document storage and imaging facility
West Palm Beach, Florida	Leased	51,900

Business operations and support offices
U.S. facilities:
Mt. Laurel, New Jersey (1)	Leased	18,300
Rancho Cordova, California (2)	Leased	8,100
Houston, Texas - Walters Road (3)	Leased	9,400
Plano, Texas (4)	Leased	4,100
St. Croix, USVI (5)	Leased	6,100
Total U.S.		139,800

APAC facilities (1)
Bangalore, India	Leased	22,300
Mumbai, India (6)	Leased	17,700
Pune, India	Leased	3,900
Manila, Philippines	Leased	13,100
Total APAC		57,000

Total		196,800

(1)Supports our servicing and originations operations, as well as our corporate functions.
(2)Primarily supports our reverse originations operations.
(3)Primarily supports our reverse servicing operations. Effective February 2025, we exercised the early termination option to terminate the lease on 36,200 square feet of space (including on 29,900 square feet, which was previously abandoned) and the lease term for the remaining space was extended through January 2028.
(4)Effective September 2025, we entered into a new lease agreement expiring in January 2031. This facility primarily supports our forward originations operations.
(5)Primarily supports our forward servicing operations.
(6)Effective December 2025, we terminated the lease agreement on existing 15,200 square feet of space, and effective November 2025, we entered into a new five-year lease agreement for 17,700 square feet of space. In January 2026, we vacated the old lease and occupied the new lease, as mutually agreed between the parties.
We regularly evaluate current and projected space requirements, considering the constraints of our existing lease agreements and the expected scale of our businesses. We operate through a hybrid workforce model which combines remote work for substantially all of our global workforce and in-office when required. During 2025, we exited a total of 36,200 of leased square feet.
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
Dividends
We have never declared or paid cash dividends on our common stock. We currently do not intend to pay cash dividends on our common stock in the foreseeable future but intend to reinvest earnings in our business. The timing and amount of any future dividends will be determined by our Board of Directors and will depend, among other factors, upon our earnings, financial condition, cash requirements, the capital requirements of subsidiaries and investment opportunities at the time any such payment is considered. Our Board of Directors has no obligation to declare dividends on our common stock under Florida law or our amended and restated articles of incorporation.
Stock Return Performance
The following graph compares the cumulative total shareholder return (TSR) on the common stock of Onity Group Inc. since December 31, 2020, with the cumulative TSR on the stocks included in (i) the Russell 2000 Index and (ii) the current peer group of companies Onity uses to inform compensation decisions, and (iii) the peer group used to inform compensation decisions in 2024. We have chosen to present the Russell 2000 for comparison purposes because we believe the Russell 2000 is comprised of companies which more closely resemble Onity in terms of market capitalization than other indices. We have selected our peer group for comparison purposes because Onity’s management uses information about the peer group to make compensation decisions and we believe that information is relevant to our shareholders. The Compensation and Human Capital Committee of Onity’s Board of Directors determines the constitution of our peer group after considering the recommendations of our independent compensation consultant, who identifies potential peers based on a number of metrics including industry classification, revenues, assets and number of employees. Our Compensation and Human Capital Committee modified the peer group in 2025 on the recommendation of our independent compensation consultant in order to ensure the constituent companies remain aligned with Onity in key metrics.
The Compensation and Human Capital Committee selected the following peer group as the comparator for benchmarking, including competitors in the mortgage finance industry and mortgage real estate investment trusts.

Associated Banc-Corp	Mr. Cooper Group Inc.
Axos Financial, Inc.	NMI Holdings, Inc.
BankUnited, Inc.	PennyMac Financial Services, Inc.
Finance of America Companies, Inc.	Radian Group Inc.
Guild Holdings Company	TFS Financial Corporation
LendingTree, Inc.	UWM Holdings Corporation
loanDepot, Inc.	Walker & Dunlop, Inc.
Merchants Bancorp	WSFS Financial Corporation
MGIC Investment Corporation
The cumulative TSR performance of peer group companies Guild Holdings Company, loanDepot Inc. and Mr. Cooper Group Inc. is not included in the weighted average cumulative TSR calculation because loanDepot Inc. was publicly listed after the beginning of the five-year measurement period, and Guild Holdings Company and Mr. Cooper Group Inc. are no longer publicly listed.
Compared to the 2024 peer group, the Current Peer Group reflects the addition of Merchants Bancorp, NMI Holdings, Inc. and TFS Financial Corporation, and the removal of South State Corporation and Webster Financial Corporation.

The graph assumes that $100 was invested in our common stock, each index listed below, and each company in the peer group (except as described above) on December 31, 2020, and the reinvestment of all dividends. The returns of each peer group company are weighted according to their respective stock market capitalization at the beginning of the period.

$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Onity Group Inc.
Russell 2000 (1)
Current Peer Group
2024 Peer Group

	Period Ending
Index / Peer Group	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Onity Group Inc.	$100.00	$138.26	$105.78	$106.40	$106.23	$158.39
Russell 2000	$100.00	$113.69	$89.18	$102.64	$112.93	$125.68
Current Peer Group	$100.00	$110.62	$87.68	$114.41	$127.57	$144.75
2024 Peer Group	$100.00	$113.64	$92.49	$116.92	$134.61	$151.16
(1)© 2025 London Stock Exchange Group plc and its applicable group undertakings (“LSEG”). The LSEG includes (1) FTSE International Limited (“FTSE”), (2) Frank Russell Company (“Russell”), (3) FTSE Global Debt Capital Markets Inc. “FTSE Canada”), (4) FTSE Fixed Income LLC “FTSE FI”), (5) FTSE (Beijing) Consulting Limited (“WOFE”). All rights reserved. FTSE Russell® is a trading name of FTSE, Russell, FTSE Canada, FTSE FI, WOFE, and other LSEG entities providing LSEG Benchmark and Index services. “FTSE®”, “Russell®”, “FTSE Russell®”, “FTSE4Good®”, “ICB®”, “Refinitiv”, “Beyond Ratings®”, “WMRTM”, “FRTM” and all other trademarks and service marks used herein (whether registered or unregistered) are trademarks and/or service marks owned or licensed by the applicable member of the LSEG or their respective licensors. FTSE International Limited is authorized and regulated by the Financial Conduct Authority as a benchmark administrator. All information is provided for information purposes only and data is provided "as is" without warranty of any kind.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
Number of Holders of Common Stock
On February 13, 2026, 8,521,636 shares of our common stock were outstanding and held by approximately 42 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.

Unregistered Sales of Equity Securities and Use of Proceeds
All unregistered sales of equity securities have been previously disclosed.
Purchases of Equity Securities by the Issuer and Affiliates
We did not repurchase any shares of our common stock during the quarter ended December 31, 2025.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, including for charts, except per share amounts and unless otherwise indicated)
The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K generally discusses 2025 and 2024 items and provides year-to-year comparisons between 2025 and 2024. Discussions of year-to-year comparisons between 2024 and 2023 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 21, 2025.
OVERVIEW
General
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. PHH is one of the largest non-bank servicers in the country based on UPB, focused on delivering a variety of servicing and lending programs. PHH is also one of the largest correspondent lenders in the U.S. based on origination UPB. Liberty is one of the nation’s largest reverse mortgage lenders and servicers based on origination and securitization UPB, dedicated to education and providing loans that help customers meet their personal and financial needs by drawing upon their home equity. We serviced or subserviced 1.4 million loans with a total UPB of $328.3 billion on behalf of more than 3,900 investors and 119 subservicing clients as of December 31, 2025. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements.

Volume Overview
The table below summarizes the new volume of Originations by channel during 2025, compared with the volume of the two preceding years. The volume of Originations is a key driver of the profitability of our Originations segment, along with margins, and also a key driver of the replenishment and growth of our Servicing segment. In 2025, we added $84.8 billion of new volume, with $33.3 billion of subservicing additions, $42.7 billion of new Originations production and $8.8 billion bulk acquisitions, as further detailed in the below table.

$ In billions	UPB			$ Change
	Years Ended December 31,			2025 vs 2024	2024 vs 2023
	2025	2024	2023
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$1.9	$0.9	$0.4	$1.0	$0.5
Correspondent MSR (1)	22.3	16.1	12.2	6.2	4.0
Flow and Agency Cash Window MSR purchases (2)	17.8	11.9	9.1	5.9	2.8
Reverse mortgage origination (3)	0.6	0.8	0.7	(0.1)	0.1
Total Originations production	42.7	29.7	22.3	13.0	7.4
Bulk MSR purchases (2)	8.8	10.9	0.5	(2.1)	10.4
Total servicing additions	51.5	40.6	22.8	10.9	17.9
Interim forward subservicing	12.9	7.9	6.8	5.0	1.1
Other new subservicing	20.4	37.0	20.8	(16.6)	16.2
Total subservicing additions (4)	33.3	44.9	27.6	(11.6)	17.3
Total servicing and subservicing UPB additions	$84.8	$85.5	$50.4	$(0.8)	$35.1
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

The following table summarizes the average volume of our Servicing segment in 2025, compared with the two preceding years. The average servicing volume is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans or servicing and subservicing also drive the amount and timing of gross revenue and expenses. In 2025, our average total servicing and subservicing UPB increased $12.2 billion, or 4.1%, net of runoff and sales, primarily driven by an $19.2 billion increase in our Owned MSR, partly offset by a $6.0 billion decline in subservicing. For comparison purposes, the total estimated industry mortgage debt outstanding increased 2.2% in 2025 as compared to the prior year (source: Mortgage Bankers Association (MBA) Mortgage Finance Forecast as of January 21, 2026).

$ in billions	Average UPB			% Change
	Years Ended December 31,			2025 vs 2024	2024 vs 2023
	2025	2024	2023
Owned MSR	$142.3	$123.0	$123.8	15.6%	(0.6)%
MSR transferred to MSR capital partners (1)	39.5	43.5	78.2	(9.2)%	(44.4)%
Subservicing (including reverse subservicing)	117.2	123.2	81.7	(4.9)%	50.8%
Reverse mortgage loans and other (2)	12.8	9.9	8.7	29.3%	13.8%
Total servicing and subservicing UPB (average)	$311.7	$299.6	$292.4	4.1%	2.5%
(1)MSRs sold or transferred to MSR capital partners with subservicing retained and that do not qualify for derecognition / sale accounting. Reported as MSR at fair value on our consolidated balance sheet along with an associated Pledged MSR liability, economically deemed as subservicing relationship,
(2)Reverse mortgage loans and other servicing (including whole loans) carried on balance sheet.
As of December 31, 2025 and 2024, the total servicing and subservicing UPB amounted to $328.3 billion and $301.7 billion, respectively, a net increase of $26.6 billion or 9%.
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

	Years Ended December 31,
	2025	2024	2023
30-year fixed rate mortgage (FRM) (1)
Average	6.60%	6.72%	6.80%
End of period	6.15%	6.85%	6.61%

10-year Treasury rate (end of period)	4.18%	4.58%	3.88%

1-month Term SOFR (average)	4.21%	5.11%	5.07%
(1)Source: Freddie Mac PMMS - Primary Mortgage Market Survey
Our three benchmark rates above have followed the decline in the federal funds rate in 2025, as displayed in the below graph. The Federal Reserve reduced its federal funds target rate a total of 50 basis points in the later part of 2025 (25 basis points in September and 25 basis points in December). The 30-year fixed rate mortgage declined 70 basis points (end of period) and average 30-year fixed rate mortgage rate declined by 12 basis points in 2025 vs 2024 resulting in increased activity in the origination market. Similarly, the 10-year Treasury rate declined by 40 basis points year over year, driving MSR fair values down. The average 1-month term SOFR declined by 90 basis points vs. 2024.
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

The following graph compares market interest rates over the current and comparative periods:
Another key driver of our Originations business is the overall mortgage origination market volume, that, in addition to interest rates, is sensitive to home sales and home prices and other macroeconomic conditions, such as gross domestic product and unemployment. We source a large part of our Originations volume from Correspondent lenders and the industry volume is a relevant benchmark. The following graphs present the industry origination volumes (in $ billions, average of the MBA and Fannie Mae data) in the current and comparative periods:
Source: MBA Mortgage Finance Forecast as of January 21, 2026 and Fannie Mae Housing Forecast as of January 13, 2026. In $ billions.

The average industry volume grew 18% in 2025 as compared to the prior year, driven by higher refinance originations as borrowers responded to favorable interest rates movements. Comparatively, our Originations volume growth (funded volume of Correspondent and Consumer Direct) outpaced the industry for the years presented, as summarized below:

	2025 vs 2024	2024 vs 2023
Comparative Origination Volume Growth
Industry (see above)	18%	14%
Onity	42%	36%
Financial Highlights
Results of operations for 2025
•Net income attributable to common stockholders of $185 million, or $23.07 per share basic and $21.46 diluted
•Servicing and subservicing fee revenue of $857 million, with $328 billion total servicing and subservicing UPB
•Originations gain on sale of $97 million
•$13 million MSR valuation gain attributable to input and assumption changes, net of hedging
Financial condition at the end of the year 2025
•Stockholders’ equity of $628 million, or $73.69 book value per common share
•MSR investment of $2.8 billion
•Total liquidity of $205 million, with cash position of $181 million
•Total assets of $16.2 billion
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
In November 2025, PHH agreed to sell at book value its HECM loan portfolio and HMBS related borrowings to Finance of America Reverse LLC (“FAR”) and subservice the sold portfolio and additional loans from FAR for an initial three-year term. FAR agreed to acquire PHH’s originations pipeline of reverse mortgage loans and assume some of PHH’s U.S. based reverse originations employees. PHH agreed to discontinue its reverse originations business upon closing. As of the filing date of this Form 10-K, the closing of the transaction remains contingent on Ginnie Mae's approval.
Results of Operations and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. The segment information presented below is prepared under GAAP, consistent with the amounts included in our consolidated financial statements.

Condensed Statements of Operations	Years Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenue	$1,066.7	$976.0	$1,066.7	9%	(9)%
MSR valuation adjustments, net	(169.8)	(96.2)	(232.2)	77	(59)
Operating expenses	491.7	436.5	412.1	13	6
Other income (expense), net	(342.4)	(404.1)	(480.5)	(15)	(16)
Income (loss) before income taxes	62.7	39.3	(58.1)	60	(168)
Income tax expense (benefit)	(126.8)	5.3	5.6	n/m	(4)
Net income (loss) (1)	189.5	33.9	(63.7)	459	(153)
n/m: not meaningful
(1)Before preferred stock dividend
The following chart displays income (loss) before income taxes by segment for the years presented (also refer to the respective segment discussions):
Onity reported $189.5 million of net income in 2025, as compared to a $33.9 million in 2024, an improvement of $155.6 million, reflecting an increase in income before income taxes of $23.5 million and an increase in income tax benefit of $132.1 million. As interest rates declined in 2025, the relative profitability contribution of the Servicing and Originations segments changed, with higher volumes and gains in Originations, and higher MSR fair value losses in Servicing. The following discusses certain notable changes:
•A $90.7 million increase in revenue with a $42.9 million, or 5% increase in Servicing revenue and a $47.8 million, or 44% increase in Originations revenue, largely consistent with the growth of the respective businesses.
•A $73.7 million higher loss on MSR valuation adjustments, net, with $26.6 million higher runoff due to portfolio growth and $47.1 million unfavorable change in input and assumption updates, net of hedges, largely driven by prepayment speeds.
•A $55.3 million, or 13%, increase in operating expenses driven by the growth of the business, a $16.0 million increase in legal expenses, primarily attributed to our accrual for a legacy litigation matter, and an increase in technology expenses in connection with our innovation initiatives.
•A $61.7 million improvement in Other expense, net mostly driven by the net losses recognized on our corporate debt refinancing in November 2024 ($49.4 million loss on debt extinguishment and $13.7 million net gain on the sale of our investment in MAV Canopy) and a $22.4 million net financing cost reduction driven by lower short-term rates despite higher debt balances.
•A $120.1 million reversal of valuation allowance on our net deferred tax asset in the fourth quarter 2025 driven by Onity’s return to sustained profitability.

Total Revenue
The below table presents revenue by type for the years presented:

	Years Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023

Servicing and subservicing fees	$857.2	$832.5	$947.3	3%	(12)%
Gain on reverse loans and HMBS-related borrowings, net	58.8	42.5	46.7	38	(9)
Gain on loans held for sale, net	93.0	59.0	40.6	57	45
Other revenue, net	57.8	42.0	32.0	38	31
Total revenue	$1,066.7	$976.0	$1,066.7	9%	(9)%

The following chart displays total revenue by segment for the years presented (also refer to the respective segment discussions):
Total revenue for 2025 was $90.7 million, or 9%, higher as compared to 2024 due to a $42.9 million, or 5% increase in Servicing revenue and a $47.8 million, or 44% increase in Originations revenue, largely consistent with the growth of the respective businesses.
•The $42.9 million increase in Servicing revenue is mainly due to three contributing factors. First, Servicing and subservicing fees increased $26.7 million driven by MSR growth. Second, Gain on reverse loans and HMBS-related borrowings, net increased $17.9 million driven by portfolio fair value gains in a declining market interest rate environment and the growth of the portfolio with the acquisition of the reverse portfolio from Waterfall in the fourth quarter of 2024. Third, offsetting these increases was a $5.5 million unfavorable Gain on loans held for sale variance, mostly driven by losses on reverse mortgage buyouts in 2025, largely attributable to the acquired reverse portfolio from Waterfall.
•The $47.8 million increase in Originations revenue is primarily driven by a $39.5 million increase in Gain on loans held for sale, net and a $10.0 million increase in fee revenue, mainly due to a 42% increase in total loan production volume attributed to our MSR replenishment and growth strategy and our increased recapture.

MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net which include MSRs, MSR pledged liabilities and ESS financing liabilities at fair value, together with MSR hedging derivatives:

	Years Ended December 31,
	2025	2024	2023
Realization of cash flows (runoff)	$(183.2)	$(156.6)	$(143.6)
Fair value gains (losses) due to input and assumption changes	1.2	173.3	(55.5)
MSR hedging derivative fair value gain (loss)	12.2	(112.9)	(33.1)
Sub-total fair value gains (losses) due to rates and assumptions, net of hedging (1)	13.4	60.5	(88.6)
MSR valuation adjustments, net (1)	$(169.8)	$(96.2)	$(232.2)
(1)Excludes fair value changes of reverse mortgage loans and HMBS related borrowing due to rates and assumptions that are part of the MSR hedging strategy through September 2025. Refer to the MSR Hedging Strategy section of Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further detail and the discussion below within Servicing.
The $169.8 million loss on MSR valuation adjustments, net in 2025 is comprised of $183.2 million runoff, $1.2 million fair value gain attributed to input and assumption changes and $12.2 million gain on MSR hedging derivatives. MSR valuation adjustments, net increased by $73.7 million (higher loss) in 2025 compared to 2024 with $26.6 million higher runoff due to portfolio growth and $47.1 million unfavorable change in input and assumption updates, net of hedges, largely driven by prepayment speeds, as discussed below.
•MSRs are subject to runoff, a fair value decline due to the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary and involuntary prepayments. The unfavorable $26.6 million, or 17%, increase in runoff year-over-year is mostly due to the owned MSR portfolio growth.
•The $1.2 million fair value gain due to input and assumption changes in 2025 is attributed to the offsetting impact of unfavorable rate update and favorable other input and assumption update to reflect market participant perspectives on MSRs and actual market trade pricing levels. The change from a $173.3 million fair value gain in 2024 to a $1.2 million fair value gain in 2025 is mostly driven by changes in market interest rates as the 10-year Treasury rate declined 40 basis points in 2025 compared to an increase of 70 basis points in 2024 and less favorable input and assumption updates in 2025 including prepayment speeds.
•MSR hedging derivative fair value gains or losses are designed to partially offset the expected fair value changes of the net MSR, MSR pledged liabilities and ESS exposure, commensurate with our target hedge coverage ratio. The $12.2 million derivative gain is primarily driven by the changes in market interest rates discussed above. The $125.1 million year-over-year decrease in hedging losses is mainly due to market interest rates changes noted above, also considering our hedge coverage ratio. Also refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further detail on our hedging strategy and its effectiveness.

Operating Expenses
The table below presents the key components of operating expenses:

	Years Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Compensation and benefits	$252.6	$232.5	$229.2	9%	1%
Servicing and origination	58.9	52.3	57.3	13	(9)
Technology and communications	64.1	52.9	52.5	21	1
Professional services (1)	67.8	52.6	22.3	29	136
Occupancy, equipment and mailing	33.6	31.4	31.8	7	(1)
Other expenses	14.7	14.7	19.0	—	(22)
Total operating expenses	$491.7	$436.5	$412.1	13%	6%

Average headcount	4,264	4,374	4,670	(3)	(6)
(1) 2023 included the reversal of our loss contingency accrual related to the CFPB and other matters resolved in our favor, reported in our Corporate segment.
The following chart displays operating expenses by segment for the years presented (also refer to the respective segment discussions):
Compensation and benefits expense for 2025 increased $20.1 million, or 9%, as compared to 2024 largely consistent with our growth, with three main drivers. First, commissions increased $8.2 million due to higher Originations loan production volume. Second, salaries and benefits increased $6.6 million with an increase in headcount within the Originations and Corporate segments to support and accelerate the growth of the business, partly offset by a decrease in the Servicing segment attributable to an effective cost discipline. While our total average headcount declined 3%, driven by a 4% decrease offshore, our U.S. headcount increased 2%. And third, incentive compensation, mostly in Corporate, increased $5.7 million driven by an increase in the fair value of cash-settled share-based awards due to an increase in our stock price, partly offset by a year over year decline in annual incentive compensation.
Servicing and origination expense for 2025 increased $6.6 million, or 13%, as compared to 2024, mostly driven by a $4.7 million increase in Servicing expense and $3.6 million higher Originations expense. The increase in Servicing expense is primarily due to higher losses in our reinsurance business and other offsetting factors. The increase in Originations expense was driven by higher production volume with a partial offset from the release of the provision for representation and warranty indemnification obligations during 2025 due to favorable demand resolutions.
Technology and communication expenses for 2025 increased $11.2 million or 21%, as compared to 2024, primarily driven by our technology initiatives (including robotic process automation, digitization and machine learning / artificial intelligence).
Professional services expense for 2025 increased $15.2 million, or 29%, mostly in Corporate, as compared to 2024, primarily attributed to our accrual for probable losses in 2025 in connection with a legacy litigation matter and an increase in legal fees related to other matters.

Other Income (Expense)

	Years Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Interest income	$135.4	$93.3	$78.0	45	20
Interest expense	(308.6)	(288.9)	(273.6)	7	6
Net interest expense	$(173.2)	$(195.6)	$(195.5)	(11)%	—%

Pledged MSR liability expense	(169.5)	(175.4)	(296.3)	(3)	(41)
Gain (loss) on extinguishment of debt	—	(49.4)	1.3	(100)	n/m
Earnings of equity method investee	—	22.9	7.3	(100)	214
Other, net	0.3	(6.6)	2.8	(104)	(337)
Other income (expense), net	$(342.4)	$(404.1)	$(480.5)	(15)	(16)
Refer to the segments for discussion and analysis of Interest income and Interest expense. Refer to the Servicing segment for discussion and analysis of Pledged MSR liability expense and Earnings of equity method investee, including the gain on sale of our investment in MAV Canopy in the fourth quarter of 2024.
Loss on extinguishment of debt for 2024 includes the recognition of a $53.4 million loss on our redemption in November 2024 of all of the outstanding PMC Senior Secured Notes due 2026 and Onity Senior Secured Notes due 2027, comprised of the accelerated write-off of $36.8 million unamortized discount and debt issuance costs, the payment of an $11.6 million make-whole redemption premium and a $5.0 million transaction fee to Oaktree. In addition, during 2024, we repurchased and extinguished a portion of the PMC Senior Secured Notes and recognized a gain of $4.1 million (prior to their redemption). During 2024, we repurchased $15.0 million of PMC Senior Secured Notes at a discount and recognized a $1.3 million gain on debt extinguishment, net of the respective write-off of unamortized discount and debt issuance costs.
Other, net expense for 2025 decreased $6.8 million as compared to 2024 primarily due to early payoff protection expense recognized in 2024 in connection with our MSR opportunistic sale transactions.
Income Tax Expense (Benefit)

	Years Ended December 31,
	2025	2024	2023
Income tax expense (benefit)	$(126.8)	$5.3	$5.6
Income (loss) before income taxes	62.7	39.3	(58.1)
Effective tax rate	(202)%	14%	(10)%
The income tax benefit of $126.8 million for the year ended December 31, 2025 was primarily due to the $120.1 million release of valuation allowances against U.S. federal and certain state deferred tax assets based on our evaluation of the realizability of these deferred tax assets as of December 31, 2025 (see further discussion below). In addition, we recognized a $13.3 million benefit due to the favorable resolution of a prior-year uncertain tax position during the year, partly offset by a $4.2 million Federal return-to-provision adjustment driven by tax planning strategies pursued by Onity at the time of filing the 2024 tax return and $1.9 million income tax expense on our foreign operations.

Our effective tax rate for the years indicated in the table above was lower than the 21% federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets at December 31, 2024 and 2023 and the release of a significant portion of that valuation allowance at December 31, 2025. We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we give more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. As of December 31, 2025, we believe that the weight of the positive evidence outweighs the negative evidence regarding the realization of our U.S. federal and certain state deferred tax assets, resulting in the release of the corresponding valuation allowance. The release of the valuation allowance resulted in a material income tax benefit in 2025. As of December 31, 2025, for certain U.S. state net operating losses and interest expense disallowance carryforwards, we believe the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these state deferred tax assets and as a result are not considered to be more likely than not realizable; therefore, we have maintained a valuation allowance against these assets. Refer to Note 21 — Income Taxes for further details on deferred tax assets.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.

Balance Sheet and Cash Flow Overview

Balance Sheet Summary	December 31,		$ Change	% Change
	2025	2024
Cash and cash equivalents	$180.5	$184.8	$(4.3)	(2)%
Restricted cash	84.1	80.8	3.3	4
MSRs, at fair value	2,825.3	2,466.3	359.0	15
Advances, net	483.4	577.2	(93.7)	(16)
Loans held for sale, at fair value	1,891.7	1,290.2	601.5	47
Reverse loans held for sale pooled into HMBS, at fair value	9,807.5	—	9,807.5	n/m
Loans held for investment, at fair value (Reverse)	—	11,125.3	(11,125.3)	(100)
Receivables, net	189.8	176.4	13.4	8
Premises and equipment, net	10.8	11.0	(0.2)	(2)
Other assets	273.9	111.3	162.6	146
Contingent loan repurchase asset	423.6	412.2	11.4	3
Total assets	$16,170.6	$16,435.4	$(264.7)	(2)%

Total Assets by Segment
Servicing	$14,683.5	$15,242.5	$(559.0)	(4)%
Originations	1,252.3	945.0	307.4	33
Corporate	234.8	247.9	(13.1)	(5)
	$16,170.6	$16,435.4	$(264.7)	(2)%

HMBS-related borrowings, at fair value	$9,611.7	$10,872.1	$(1,260.5)	(12)
MSR related financing liabilities, at fair value	842.0	846.9	(4.9)	(1)
MSR financing facilities, net	1,285.2	957.9	327.3	34
Advance match funded liabilities	341.9	417.1	(75.2)	(18)
Mortgage warehouse facilities	1,224.6	1,046.3	178.3	17
Reverse mortgage securitization notes, net	899.3	481.9	417.4	87
Senior notes, net	489.6	487.4	2.1	—
Other liabilities	374.9	420.6	(45.7)	(11)
Contingent loan repurchase liability	423.6	412.2	11.4	3
Total liabilities	15,492.8	15,942.5	(449.7)	(3)

Mezzanine equity	49.9	49.9	—	—

Total stockholders’ equity	627.9	442.9	185.0	42

Total liabilities and equity	$16,170.6	$16,435.4	$(264.7)	(2)%

Total Liabilities by Segment
Servicing	$14,041.3	$14,712.8	$(671.5)	(5)%
Originations	1,172.6	928.3	244.3	26
Corporate	278.8	301.4	(22.6)	(7)
	$15,492.8	$15,942.5	$(449.7)	(3)%

Book value per share	$73.69	$56.26	$17.43	31%

Total assets decreased by $265 million, or 2%, between December 31, 2024 and December 31, 2025 mostly due to the decrease in Reverse loans held for sale pooled into HMBS, previously reported as Loans held for investment, partly offset by the growth in MSR and Loans held for sale. The $1,318 million net decline in reverse loans was driven by the runoff of the portfolio exceeding originations since the acquisition of the $2.9 billion portfolio of reverse mortgage loans from Waterfall in November 2024 that is relatively more aged (faster runoff). In addition, servicing advances declined $94 million largely driven by a year-over-year decline in delinquencies and our collection efforts. Partly offsetting these declines, our portfolio of Loans held for sale increased $602 million driven by the acquisitions of reverse mortgage buyouts and the growth in our Originations pipeline, predominantly Ginnie Mae loans, second-lien loans and non-Qualified Mortgages. Our MSR portfolio increased $359 million, or 15%, mostly attributed to $598 million MSR net additions partially offset by $255 million runoff. Other assets increased $163 million, largely driven by the reversal of the valuation allowance on deferred tax assets.
Total liabilities decreased by $450 million, or 3%, as compared to December 31, 2024 largely due to factors described above. Our HMBS-related borrowings decreased by $1,260 million with repayments exceeding new securitizations after the $2.9 billion acquisition of reverse mortgage assets and assumption of HMBS-related borrowings in November 2024. Advance match funded liabilities decreased $75 million consistent with the decline in servicing advances discussed above. Reverse mortgage securitization notes, net increased $417 million due to the issuance of OLIT Notes in 2025 to finance the acquisition of reverse mortgage loan buyouts. MSR financing facilities increased $327 million following the growth of our MSR portfolio. Mortgage warehouse facilities increased $178 million due to the higher Originations pipeline loans held for sale balance at December 31, 2025.
Total stockholders’ equity increased $185 million, or 42%, during 2025 mostly due to $190 million net income (including $120 million reversal of the valuation allowance on deferred tax assets) and $4 million compensation related to equity-classified awards, partly offset by $4 million dividends on preferred stock and $4 million exercise of common stock warrants by Oaktree.
Cash Flows
Our cash flows are summarized as follows:

$ in millions	Years Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$(748)	$(574)
Net cash provided by (used in) investing activities	1,847	401
Net cash provided by (used in) financing activities	(1,100)	183
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1)	$10
Cash, cash equivalents and restricted cash at end of period	$265	$266
Our operating cash flows may be summarized as follows:

	Years Ended December 31,
	2025	2024
Origination/acquisition and sale of loans held for sale, net (1)	(991)	(837)
Decrease in advances, net	69	82
Interest paid	(280)	(251)
Income tax paid	(8)	(13)
Other net operating cash flows	461	445
Net cash used in operating activities	$(748)	$(574)
(1)Loan acquisitions are servicing released, i.e., cash outflows include the servicing right component of the acquired loans, and most of the loan sales are servicing retained, i.e., the cash proceeds we receive exclude the value of the servicing right component that we retain, resulting in a net operating cash outflow of $386 million and $248 million for originated MSRs (OMSRs) in 2025 and 2024, respectively. We generally finance these new OMSRs along with purchased MSRs (those reflected as investing cashflows) with MSR financing facilities at advance rates up to 70%.
Cash flows for the year ended December 31, 2025
Our operating activities used $748 million of cash during the year 2025 largely driven by $991 million net cash paid on loans held for sale. These net cash outflows on loans held for sale were attributed to the growth of the pipeline with loan production volume exceeding sales, $386 million originated MSRs and the acquisition of $272 million reverse buyouts (financed with our OLIT securitization program). The year over year increase was mostly driven by higher originated MSRs.

Operating cash inflows included $69 million net collections of servicing advances, driven by lower delinquencies and loan resolutions in our non-Agency MSR portfolio.
Interest paid ($280 million, excluding interest collections) increased $29 million year over year, with higher interest on our MSR financing facilities, mortgage warehouse facilities and reverse mortgage securitization notes in 2025 due to volume growth offset by lower interest paid on our corporate debt after our successful refinancing in the fourth quarter of 2024 and on advance match funded facilities mostly due to a decline in average debt balances for servicing advances.
We generated $461 million of other net operating cash flows, that included collections of servicing fees, ancillary income and other revenue, payment of employees and vendors, and other cash receipts and disbursements. The $461 million net cash inflow generated by our business, mostly the servicing business, was largely consistent with the prior year (increased by 3%) and was primarily re-deployed to invest in MSRs and finance the growth of the Originations pipeline.
Our investing activities provided $1,847 million of cash during the year 2025. Net cash inflows primarily include $3,032 million cash received in connection with our HECM reverse mortgages, partly offset by $953 million new reverse loan origination and tail advancing. These net collections, and their notable increase as compared to 2024, are mostly attributed to the runoff of the relatively aged portfolio acquired from Waterfall in November 2024. Loans are repurchased from HMBS pools once they reach 98% of maximum claim amount and collections are generally received from assignment to HUD or liquidation. Our investing activities also reflect a $235 million net cash outflow related to MSR investments, through bulk acquisitions or purchases in Co-issue and Agency programs. Our net MSR investments in 2025 increased $207 million when compared with 2024 investments due to our growth strategy. As discussed above, these MSR investments need to be combined with the $386 million MSR originations presented within operating cash flows (vs. $248 million in 2024) when assessing financing needs discussed below.
Our financing activities used $1,100 million of cash during the year 2025. Net cash outflows primarily included $2,999 million repayment of HMBS-related borrowings, partly offset by $1,086 million securitization of new reverse loan origination and tail advancing. The net financing cash outflows indicates a runoff of the portfolio that largely exceeded originations in 2025, as discussed above as part of the investing activities. Our financing cash inflows also reflect the growth of our different portfolios, with $400 million net from the issuance of OLIT securitization for reverse mortgage buyouts, $329 million net proceeds from our MSR financing facilities, $178 million net increase of our mortgage warehouse facilities to finance our Originations pipeline. Offsetting cash outflows included $75 million of net repayments on advance match funded liabilities due to our advance collection efforts.
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
Our financing activities provided $183 million of cash. Financing cash inflows are primarily comprised of $479 million net from borrowings under our mortgage warehouse facilities due to the increase in loans held for sale, $324 million net from the issuances of the OLIT securitization of reverse mortgage buyouts, $498 million proceeds from issuance of the new PHH Corporation 9.875% Senior Notes due November 2029, $43 million net proceeds from borrowings under our MSR financing facilities, $52 million of proceeds from MSR related financing liabilities, and $20 million proceeds from the issuance of Series B Preferred Stock in connection with the acquisition of reverse mortgage assets of MAM (cash balance transferred with all other assets acquired and liabilities assumed). Offsetting cash outflows include $659 million to redeem or repurchase all of our 7.875% PHH Senior Secured Notes and 9.875% Onity Senior Secured Notes, $83 million of net repayments on advance match funded liabilities, and $71 million of payments on MSR related financing liabilities due to runoff. Cash inflows of $1,074 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, were more than offset by repayments on the related financing liability of $1,475 million, indicating a runoff of the portfolio that exceeds originations.

Key Trends and Outlook
Historical trends
The following table displays historical trends of our financial performance by quarter. Past performance is not necessarily indicative of future results.

	Q1’24	Q2’24	Q3’24	Q4’24	Q1’25	Q2’25	Q3’25	Q4’25

Servicing and subservicing fees	204.5	210.8	211.1	206.0	203.3	211.3	217.5	225.1

Gain on reverse loans and HMBS-related borrowings, net (a)	15.4	8.5	18.0	0.6	23.8	11.9	13.0	10.0

Gain on loans HFS, net - Originations	9.1	16.7	16.4	15.5	15.6	15.4	30.7	35.5
Gain on loans HFS, net - Servicing	1.8	(0.2)	9.4	(9.6)	(3.8)	(5.0)	3.4	1.2
Gain on loans held for sale (HFS), net	10.9	16.5	25.8	5.9	11.8	10.4	34.1	36.7

Other revenue, net	8.3	10.6	10.8	12.3	10.9	13.0	15.7	18.2

Total revenue - Originations	20.0	29.2	29.6	30.5	28.6	29.5	47.1	51.9
Total revenue - Servicing	219.1	217.2	236.1	194.3	221.2	217.1	233.2	238.2
Total revenue	239.1	246.4	265.7	224.8	249.8	246.6	280.3	290.0

MSR realization of cash flows	(39.9)	(38.0)	(40.2)	(38.5)	(41.1)	(43.4)	(48.8)	(49.9)
MSR other fair value changes net of hedging (a)	28.3	5.4	8.7	18.1	2.2	16.2	3.8	(8.8)
MSR valuation adjustments, net	(11.6)	(32.7)	(31.5)	(20.4)	(38.9)	(27.3)	(45.0)	(58.7)

Operating expenses	104.4	104.0	112.4	115.6	119.9	109.5	125.8	136.5

Net interest expense	(49.9)	(50.5)	(49.7)	(45.4)	(40.8)	(43.5)	(45.3)	(43.5)
Pledged MSR liability expense (b)	(44.9)	(46.1)	(42.3)	(42.1)	(41.9)	(43.0)	(41.7)	(42.9)
Other	3.5	0.4	(2.1)	(34.9)	0.9	(0.4)	0.5	(0.7)
Other income (expense)	(91.3)	(96.2)	(94.1)	(122.4)	(81.9)	(87.0)	(86.5)	(87.1)

Income before income taxes	31.8	13.5	27.6	(33.7)	9.1	22.8	23.1	7.7

(a)Fair value changes of the reverse mortgage exposure (securitized reverse loans and HMBS-related borrowings, net) due to interest rates were economically hedged along with the MSR fair value changes due to interest rates per our Risk Management policy, while reported in two separate line items above for GAAP presentation purposes. Effective October 2025, reverse mortgage exposure is now hedged with dedicated third-party derivatives, whose fair value changes are presented within Gain on reverse loans and HMBS-related borrowings, net in our consolidated statements of operations.
(b)Servicing fee collection associated with MSR failed sales (transactions that do not meet sale accounting criteria) is presented gross, within Servicing fees and the associated remittance is presented within Pledged MSR liability expense (net of contractual subservicing fee retained).
Total revenue shows a generally upward trend, with a notable increase in 2025 driven by the growth of servicing fees on our owned MSR portfolio and Originations Gain on loans held for sale. The volatility in Gain on reverse loans is primarily due to fluctuations in interest rates and is partially offset by our MSR hedging program. The volatility in Servicing Gain on loans held for sale is mainly due to reverse mortgage buyouts.
MSR valuation adjustments, net, reflect the increasing MSR portfolio runoff expense, consistent with the portfolio growth, with fair value volatility due to interest rate, input and assumption changes, largely mitigated by an effective interest rate hedging program. Operating expenses are generally trending upward, following the growth of our operations. Quarterly fluctuations of operating expenses are largely driven by legal expenses and recoveries.
The decline in Net interest expense reflects the favorable impact of our corporate debt refinancing in the fourth quarter of 2024 with the associated recognition of a one-time charge within Other. In addition, declining short-term interest rates more than offset larger debt balances to finance the growth of our businesses. Pledged MSR liability expenses (effectively the servicing fee remittances of MSRs) are relatively stable.
Income before income taxes shows Onity’s net profitability in all quarters except for the one-time debt refinancing charge in the fourth quarter of 2024. Net profitability overall was driven by revenue growth, cost management and effective MSR hedging.
Seasonality
Mortgage origination and servicing can be seasonal with typically higher home purchase activity in the spring and summer driving higher Originations volumes and Gain on loans held for sale and higher MSR runoff expense in the second and third quarters. Servicing revenue, specifically float income, is also impacted by the seasonality of escrow balances typically lower in the first quarter and increasing throughout the year. Similarly, Servicing revenue, specifically interest expense on advance match-funded liabilities is impacted by the seasonality of tax and insurance advances. Advances increase around major tax payment cycles and at the time of insurance payments when disbursements exceed borrower escrow collections and subsequently decline as collections replenish escrow accounts. The seasonal trends may be offset or impacted by changes in our volumes and changes in interest rates, as reflected in the above table.
Financial performance drivers
The following table summarizes certain key drivers of our revenue in the current year compared with the prior year, as disclosed in the segment discussions of this Management Discussion and Analysis. The table also provides certain considerations for, and may be read in conjunction with, the outlook discussed below.

Revenue	Statement of Operations		Average fee/margin/rate (g)		Volume Drivers
	2025	2024	2025	2024	2025	2024	Ref.

Servicing fee - Owned MSR (incl. ESS)	$417.7	$364.2	0.29%	0.29%	143.5	124.0	a
Servicing fee - MSR failed sale	128.4	139.1	0.33%	0.32%	39.5	43.5	a
Servicing fee	546.2	503.4	0.30%	0.30%	183.1	167.4	a
Subservicing fee	99.2	115.2	$175	$196	566.4	587.9	b
Float earnings	134.0	129.3	4.20%	5.13%	3.2	2.5	c
Other ancillary income	77.9	84.6	0.03%	0.03%	300.2	290.6	d
Servicing and subservicing fees	857.2	832.5	0.29%	0.29%	300.2	290.6	d

Gain on reverse loans and HMBS-related borrowings, net - Originations	24.3	25.9	3.84%	3.41%	0.63	0.76	e
Net interest income (servicing fee)	31.6	26.2	0.27%	0.29%	11.5	9.0	a
Sub-total	55.9	52.1
Other change in fair value of securitized loans and HMBS-related borrowings, net	2.8	(9.7)					h
Gain on reverse loans and HMBS-related borrowings, net	58.8	42.5	0.51%	0.47%	11.5	9.0	a

Gain on loans HFS, net - Orig., Consumer Direct	56.9	28.3	3.04%	3.13%	1.87	0.90	e
Gain on loans HFS, net - Orig., Correspondent	40.2	29.3	0.18%	0.18%	22.33	16.12	e
Gain on loans HFS, net - Originations	97.1	57.7	0.40%	0.34%	24.20	17.03	e
Gain on loans HFS, net - Servicing	(4.1)	1.4	(0.54)%	0.30%	764.3	463.9	f
Gain on loans held for sale (HFS), net	93.0	59.0

Other revenue, net - Originations	35.7	23.7	0.15%	0.14%	24.20	17.03	e
Other revenue, net - Servicing	22.1	18.2	0.01%	0.01%	311.7	299.6	a
Other revenue, net	57.8	42.0

Total revenue - Originations	157.1	109.3	0.65%	0.64%	24.20	17.03	e
Total revenue - Servicing	909.6	866.7	0.29%	0.29%	311.7	299.6	a
Total revenue	$1,066.7	$976.0	0.34%	0.33%	311.7	299.6	a

(a)Average UPB (in $B)
(b)Average loan count (in 000’s)
(c)Average float balance (in $B) (information not disclosed in Servicing segment)
(d)Average forward servicing plus total forward and reverse subservicing UPB (in $B)
(e)Newly funded Originations UPB (in $B)
(f)Fair value loans held for sale (in $M)
(g)Implied/calculated as percentage of revenue to volume driver
(h)Includes HECM hedging derivative gains of $1.6 million and nil recorded in 2025 and 2024, respectively
Outlook
The following discussion provides additional information regarding certain key drivers of our financial performance and includes certain forward-looking statements that are based on the current beliefs and expectations of Onity’s management and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements beginning on page 2 and the Risk Factors section beginning on page 15, for discussion of certain of those risks and uncertainties and other factors that could cause Onity’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with the outlook information set forth below, and Onity does not undertake to update any forward-looking statements. Refer to the Segment results of operations section for further detail, the description of our business environment, initiatives and risks.

Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to grow our servicing and subservicing portfolio through our multi-channel Originations platform, MSR bulk acquisitions and subservicing additions. We expect ancillary float income to trend with short-term interest rates also considering changes in average float balances due to seasonality and portfolio growth. We expect a reduction of our fee revenue in 2026 as compared to 2025 because of the termination of our subservicing agreements with Rithm that accounted for approximately 10% of the UPB and 19% of the loan count of our total servicing and subservicing portfolio, and approximately 50% of all delinquent loans that Onity services.
Gain on sale of loans held for sale - Our gain on sale is driven by both Originations volume and margin, and is channel-sensitive. The updated industry forecasts (average of MBA, January 21, 2026 and Fannie Mae, January 13, 2026) suggest an estimated 15% increase in loan origination in 2026 as compared to 2025 (including a 34% growth of refinance volume), with the 30-year fixed rate mortgage expected to end 2026 mostly flat at 6.1%. However, macroeconomic conditions and their impact on the housing and capital markets remain highly uncertain. We anticipate growth in our Consumer Direct channel driven by our increased recapture capabilities that may be curtailed if interest rates remain at the current levels or increase. We expect to modestly and selectively grow our Correspondent volume as part of our MSR replenishment and growth strategy considering available liquidity. We also expect continued competitive pressure on margins across all channels and volatility of gain on sale associated with GSE pricing dependency and volatile interest rates. We expect some further volatility of gain (loss) on sale on loans held for sale related to reverse mortgage buyouts (mostly inactive loans) due to the increased size of the portfolio.
Gain on reverse loans and HMBS-related borrowings, net - In November 2025, we entered into a series of agreements with Finance of America Reverse LLC, including the sale of our reverse mortgage servicing portfolio, at book value, with subservicing retained, and the discontinuance of our Reverse origination activities. The closing of the transaction is contingent on Ginnie Mae’s approval. Through closing, we expect reverse mortgage origination gain with lower volumes and generally consistent margins compared to 2025. Through closing, we expect the fair value of the net reverse servicing asset to continue to follow market conditions, with fair value gains or losses generally associated with declining or increasing interest rates and spreads. Upon closing, we would not record any further gain on reverse loans and HMBS related borrowings, net, and we would begin to recognize subservicing fee revenue.
MSR valuation adjustments, net - Our net MSR fair value changes include two main components. First, amortization of our investment is a function of the UPB and fair value of the MSR. We expect the MSR realization of cash flows to generally follow the growth of our MSR portfolio net of ESS financing liabilities and pledged MSR liabilities. Second, MSR fair value changes net of hedging are driven by changes in inputs and assumptions, our hedge coverage ratio and hedge performance. We expect MSR fair value changes due to interest rates to be largely offset by hedging derivatives to the extent of our hedge coverage ratio, with increased uncertainties related to input and assumption updates, hedge performance and hedge cost in an environment of higher economic and capital market volatility.
Operating expenses - Compensation and benefits are a significant component of our cost-to-service and cost-to-originate and is directly correlated to headcount levels. Headcount in Servicing is primarily driven by the number of loans or UPB being serviced and subserviced, and by the relative mix of performing, delinquent and defaulted loans. As servicing volume is expected to modestly increase with relatively more performing loans (see above), we expect a reduced workforce with productivity gains. We further expect a reduction of our headcount and operating expenses as a result of the termination of our subservicing agreements with Rithm that accounted for approximately 19% of our total loan count and approximately 50% of total delinquent loans. We expect our Originations headcount and operating expenses to align with the expected growth in volume. Our operating expenses are expected to correlate with volumes, with some productivity and efficiencies expected through our technology and continuous improvement initiatives. Incentive compensation is also correlated to our share price and other performance metrics.
Net interest expense - Interest expense varies based on changes in average debt balance and changes in short-term interest rates on our variable rate debt. The average balance of collateralized financing facilities trends with the balance of the underlying assets discussed above (including MSR, advances, loans and reverse buyouts). Interest expense on our warehouse facilities is expected to be largely offset by interest income on our Originations pipeline loans.
Income tax expense - As a result of the partial release of the valuation allowance on deferred tax assets at December 31, 2025, we expect recognizing an income tax expense in 2026 and 2027 that tracks income before income taxes at an effective tax rate moderately higher than the U.S. combined Federal and state statutory tax rate.
Stockholders’ equity - After consideration of the above factors, we expect our business to continue to generate net income and increase our equity in 2026 and 2027, absent any material adverse impact related to changes in interest rates, hedge performance and cost, execution of the Rithm servicing transfer and associated downsizing of our operations, regulatory changes, litigation, actions by government entities or GSEs, events which may disrupt the capital markets, or any other factors affecting our ability to execute our growth initiatives and plan. There can be no assurance that the desired strategic and financial impact of our actions will be realized.
SEGMENT RESULTS OF OPERATIONS
Our activities are organized into three reportable business segments that reflect our primary lines of business - Servicing and Originations - as well as a Corporate segment. Our business segments reflect the internal reporting that our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (CODM), uses to evaluate our operating and financial performance and to assess the allocation of our resources.
Servicing
This segment is primarily comprised of our mortgage servicing and subservicing business. We earn servicing and subservicing fees, including ancillary income, and incur cost to service the loans which varies depending on delinquency status. We are exposed to MSR valuation adjustments and advancing obligations when we own the MSR. Our servicing portfolio includes conventional, government-insured and non-Agency mortgage loans, small-balance commercial and multi-family loans, and reverse mortgage loans reported on our balance sheet. As of December 31, 2025, we serviced 1.4 million mortgage loans with an aggregate UPB of $328.3 billion.
In addition, the Servicing segment includes our wholly-owned captive reinsurance business (referred to as CRL), which provides re-insurance related to direct physical loss coverage on foreclosed real estate properties owned or serviced by us. CRL generally assumes a 90% (60% through January 2024) quota share of insurance coverage written by a third-party insurer issued to PHH.
Concentration
We strive to diversify our revenue sources by maintaining a balanced portfolio of owned servicing and subservicing, and by extending our subservicing client base. The below graph displays the distribution of our serviced loans by relationship at December 31, 2025 (percentage of total loan count). We also measure and monitor concentration risk of our subservicing clients by their relative profitability contribution.
Rithm is our largest subservicing client. On October 31, 2025, we were notified by Rithm of its intent to not renew its subservicing agreements effective January 31, 2026 with servicing transfers expected to begin in the first half of 2026. Upon transfer, we expect to downsize certain aspects of our servicing business as well as the related corporate support functions.
Servicing and subservicing fees from Rithm amounted to $78.5 million, or 12% of total servicing and subservicing fees (excluding ancillary income) in 2025 and the related remittances to Rithm presented as Pledged MSR liability expense amounted to $36.8 million. Rithm accounted for $32.2 billion or 10% and 19% of the total serviced UPB and loan count, respectively, of our servicing and subservicing portfolio as of December 31, 2025, and 50% of all delinquent loans that Onity serviced, for which the cost to service and the associated risks are higher.
MAV is our second largest subservicing client. As of December 31, 2025, PHH subserviced a total $38.3 billion UPB on behalf of MAV. PHH recognized servicing and subservicing fees of $58.6 million and the related remittances to MAV presented as Pledged MSR liability expense of $44.8 million in 2025. MAV is a GSE MSR investment vehicle formed by Onity subsequently sold to Oaktree (85% sold in 2021, the remaining 15% in 2024). Through November 2029, PHH has the right to be the exclusive subservicer of MAV of all MSRs that MAV owned upon MAV sale in 2024, for all future MSRs that MAV acquires from PHH, and for the majority of MAV’s MSR portfolio overall. In addition, the parties agreed to lockout restrictions where MAV is restricted to sell or otherwise transfer MSRs owned by MAV at the MAV sale date in 25% increments through September 30, 2027. MAV may freely sell or transfer any MSRs thereafter.

Loan Resolutions
We are a leader in the servicing industry that is focused on creating positive outcomes for homeowners, clients and investors. Reducing delinquencies enables us to recover advances and recognize additional ancillary income such as late fees, which we do not recognize on delinquent loans until they are brought current. Loan resolution activities address the pipeline of delinquent loans and generally lead to (i) modification of the loan terms, (ii) repayment plan alternatives, (iii) a discounted payoff of the loan (e.g., a “short sale”), or (iv) foreclosure or deed-in-lieu-of-foreclosure and sale of the resulting REO. To select an appropriate loan modification option for a borrower in accordance with the applicable servicing agreement, we perform a structured analysis, using a proprietary model, of all options using information provided by the borrower as well as external data, including recent broker price opinions to value the mortgaged property. Our proprietary model includes, among other things, an assessment of re-default risk.
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
Aggregate UPB and Loan Count. Servicing fees are generally earned as a percentage of UPB and subservicing fees are earned on a per-loan basis or as a percentage of UPB. As a result, the change in aggregate UPB and loan count for which we have servicing rights or subservice will directly impact our revenue contributed by our Servicing segment. Aggregate UPB and loan count decline over time as a result of portfolio runoff or sales and increase to the extent we retain or add MSRs from new originations or engage in MSR acquisitions.
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
Prepayment Speed. The rate at which portfolio UPB declines can have a significant impact on our Servicing segment. Items reducing UPB include scheduled and unscheduled principal payments (runoff), refinancing, loan modifications involving forgiveness of principal, voluntary property sales and involuntary property sales such as foreclosures. Prepayment speed impacts future servicing fees, runoff and valuation of MSRs, float earnings on float balances and interest expense on advances. Increases in anticipated lifetime prepayment speeds generally cause MSR valuation adjustments to increase because MSRs are valued based on total expected servicing income over the life of a portfolio. The converse is true when expectations for prepayment speeds decrease. Prepayments do not vary linearly with interest rates resulting in the convexity of the MSR, i.e., the interest rate sensitivity of the MSR changes when interest rates change. Specifically, as interest rates further increase, the lower the fair value of the MSR increases. While we economically mitigate the short-term prepayment risk of our MSR portfolio through recapture (see our Consumer Direct channel discussion), we remain exposed to MSR fair value volatility due to prepayments. Our MSR hedging strategy is designed to mitigate the impact of such interest rate fluctuations on lifetime projected prepayment activity, among other variables, and MSR asset value.
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
The Gain on reverse loans and HMBS-related borrowings, net reported within the Servicing segment includes the net fair value changes of securitized reverse mortgage loans and HMBS-related borrowings, that comprise the following:
•contractual interest income earned on securitized reverse mortgage loans, or HECM loans, net of interest expense on HMBS-related borrowings, that is, on a net basis, the servicing fee we are contractually entitled to and collect on a monthly basis under the Ginnie Mae MBS Guide regarding servicing HMBS; and
•other fair value changes of the net balance of securitized loans and HMBS-related borrowings, that effectively represents tails and servicing value. Tails are participations in previously securitized HECM loans and are created by additions to principal for borrower draws on lines-of-credit (scheduled and unscheduled), interest, servicing fees, and mortgage insurance premiums.
The fair value of our Ginnie Mae securitized HECM loan portfolio net of HMBS-related Borrowings generally decreases as market interest rates rise and increases as market rates fall. The interest rate exposure is managed as part of our MSR hedging strategy (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Reverse loans held for sale pooled into HMBS and HMBS-related Borrowings and the associated interest rate sensitivity disclosure).

Gain (loss) on reverse loans and HMBS-related borrowings, net strictly reflects the financial performance of owned loans/servicing and excludes any subservicing activity. The financial performance associated with the subservicing of reverse mortgage loans on behalf of investors is primarily reflected within Servicing and subservicing fees, net.
Since 2023, we have opportunistically acquired reverse mortgage assets (reverse buyouts) from financial institutions and companies, specifically active and inactive reverse mortgage loans, HUD claim receivables, and real estate properties. We finance our asset acquisitions along with the buyouts of our own portfolio through on-balance sheet private placement securitizations (referred to as OLIT). The financial performance of such reverse asset management is reported within the Servicing segment, largely within Gains (losses) on loans held for sale, that are driven by multiple factors, including liquidation timeline and changes in market interest rates.
In November 2025, PHH agreed to sell its HECM loan portfolio and HMBS related borrowings to Finance of America Reverse LLC (“FAR”) and subservice the sold portfolio and additional loans from FAR. As of the filing date of this Form 10-K, the closing of the transaction remains contingent on Ginnie Mae's approval.

Operating Metrics
The following table provides selected operating statistics for our Servicing segment:

				% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Assets Serviced at December 31
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$316.2	$289.7	$276.5	9%	5%
Non-performing loans	11.6	11.5	11.4	1	1
Non-performing real estate	0.4	0.4	0.5	(1)	(10)
Total	$328.3	$301.7	$288.4	9	5

Non-performing to total %	3.7%	4.0%	4.1%	(7)	(4)

Conventional loans	$224.0	$198.0	$187.4	13%	6%
Government-insured loans	43.2	38.5	33.3	12	15
Non-Agency loans	61.1	65.1	67.6	(6)	(4)
Total	$328.3	$301.7	$288.4	9	5

Conventional loans to total %	68.2%	65.6%	65.0%	4	1

Servicing portfolio - Owned MSR (2)	$164.8	$142.7	$131.4	15%	9%
Servicing portfolio - Transferred MSR (3)	38.6	40.5	$46.9	(5)	(14)
Subservicing portfolio
Subservicing - forward (4)	112.1	105.0	89.5	7	17
Subservicing - commercial	5.9	4.5	3.5	31	27
Subservicing - reverse	7.0	9.1	17.1	(23)	(47)
Total subservicing	125.0	118.5	110.1	5	8
Total	$328.3	$301.7	$288.4	9	5

Prepayment speed (CPR)
Voluntary CPR	6.1%	5.0%	4.1%	23%	22%
Involuntary CPR	0.3	0.3	0.3	(3)	(3)
Total CPR (6)	9.6	8.5	7.6	13	12

Number of completed modifications (in thousands)	17.2	17.7	14.6	(3)%	21%

MSR weighted average note rate (5)	4.6%	4.2%	3.9%	8	9
n/m: not meaningful
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Includes HECM reverse mortgage loans with a UPB of $9.3 billion that are recognized in our consolidated balance sheet at December 31, 2025.
(3)Loans serviced pursuant to our sale or transfer agreements with MSR capital partners for which sale accounting is not achieved. Includes $8.3 billion with Rithm at December 31, 2025.
(4)Includes $23.9 billion UPB of subserviced loans on behalf of Rithm at December 31, 2025.
(5)Related to our owned MSR forward servicing portfolio.
(6)Total CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.

The following table provides selected operating statistics related to our owned reverse mortgage loans held for sale pooled into HMBS, previously, held for investment reported within our Servicing segment:

				% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Reverse Mortgage Loans at December 31
Unpaid principal balance (UPB):
Reverse Mortgage Loans (1)	$9,280.1	$10,618.8	$7,605.5	(13)%	40%
Active Buyouts (2)	209.1	158.8	68.4	32	132
Inactive Buyouts (2)	846.3	525.3	198.1	61	165
Total	$10,335.5	$11,302.8	$7,872.1	(9)	44

Future draw commitments (UPB):	2,896.6	3,077.7	1,782.0	(6)	73

Fair value:
Reverse Mortgage Loans (1)	$9,703.1	$10,950.8	$7,868.5	(11)	39
HMBS related borrowings	9,611.7	10,872.1	7,797.3	(12)	39
Net asset value	$91.4	$78.6	$71.2	16	10
Net asset value to UPB	0.98%	0.74%	0.94%
(1)Excludes unsecuritized loans reported within the Originations segment. Classified as loans held for sale, at fair value at December 31, 2025 and previously classified as loans held for investment. See Note 5 – Reverse Mortgages
(2)Buyouts are reported as Loans held for sale, Receivables or REO depending on loan and foreclosure status.
The following table provides a breakdown of our servicer advances, net of allowance for losses:

Advances by investor type
December 31, 2025	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$1.1	$74.9	$6.2	$82.2
Government-insured	2.0	38.9	22.5	63.3
Non-Agency	95.6	165.1	77.3	337.9
Total, net	$98.7	$278.8	$106.0	$483.4

December 31, 2024	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$1.3	$87.3	$5.4	$94.0
Government-insured	1.7	47.0	21.8	70.6
Non-Agency	146.8	179.8	86.0	412.6
Total, net	$149.8	$314.2	$113.2	$577.2

The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)			Count (000’s)
	2025	2024	2023	2025	2024	2023
Portfolio at January 1	$301.7	$288.4	$289.8	1,395.1	1,344.5	1,378.8
Additions (1) (2)	84.7	85.3	50.7	258.0	319.6	164.2
MSR Sales (3)	(9.2)	(14.8)	—	(39.2)	(54.6)	(0.3)
Servicing transfers (1) (2) (3)	(14.6)	(25.3)	(23.3)	(64.0)	(91.1)	(80.1)
Runoff	(34.3)	(32.0)	(28.7)	(124.3)	(123.3)	(118.1)
Portfolio at December 31	$328.3	$301.7	$288.4	1,425.7	1,395.1	1,344.5
(1)Includes the volume of UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans may be boarded and deboarded within the same quarter.
(2)Includes MSRs acquired in 2025 with a UPB of $1.9 billion for which we were previously performing the subservicing.
(3)Includes MSRs sold in 2025 with a UPB of $9.2 billion for which we started performing subservicing.

Financial Performance
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenue
Servicing and subservicing fees	$857.2	$830.5	$945.2	3%	(12)%
Gain (loss) on loans held for sale, net	(4.1)	1.4	10.3	(397)	(87)
Gain (loss) on reverse loans and HMBS-related borrowings, net	34.5	16.5	23.5	108	(30)
Other revenue, net	22.1	18.2	15.5	21	17
Total revenue	909.6	866.7	994.6	5	(13)

MSR valuation adjustments, net	(189.4)	(109.7)	(243.9)	73	(55)

Operating expenses
Compensation and benefits	93.6	100.6	107.2	(7)	(6)
Servicing expense	47.6	42.8	53.5	11	(20)
Occupancy, equipment and mailing	28.8	27.3	28.1	5	(3)
Professional services	19.6	28.0	35.1	(30)	(20)
Technology and communications	30.3	24.7	24.6	23	—
Corporate overhead allocations	55.1	45.8	45.5	20	1
Other expenses	1.9	3.7	7.8	(49)	(52)
Total operating expenses	276.8	273.0	301.7	1	(10)

Other income (expense)
Interest income	51.0	32.9	21.7	55	51
Interest expense	(211.6)	(184.4)	(173.3)	15	6
Pledged MSR liability expense	(169.6)	(175.6)	(296.4)	(3)	(41)
Loss on debt redemption	—	(0.1)	—	(100)	n/m
Earnings of equity method investee	—	22.9	7.3	(100)	214
Other, net	0.7	(6.8)	1.7	(110)	(504)
Other income (expense), net	(329.5)	(311.2)	(439.0)	6	(29)

Income before income taxes	$113.9	$172.8	$9.9	(34)	n/m

Income before income taxes to UPB (bps)	4	6	—	(37)	n/m
Average serviced UPB ($ billions)	$311.7	$299.6	$292.4	4	2
Average headcount - Servicing	2,870	3,133	3,414	(8)	(8)

Servicing and Subservicing Fees
The following chart displays servicing and subservicing fees by component for the years presented:

The following table and discussion present the drivers of servicing and subservicing fees.

	Years Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Servicing fees
Average servicing UPB (1) (6)	$183.1	$167.4	$203.0	9%	(18)%
Average servicing fee (2)	0.30	0.30	0.32	(1)%	(7)%
Servicing fees (3)	$546.2	$503.4	$656.6	9%	(23)%

Subservicing fees (8)
Average number of subserviced loans (4) (7)	566.4	587.9	294.1	(4)%	100%
Average monthly fee per loan (5)	$15	$16	$23	(11)%	(27)%
Subservicing fees (3)	$99.2	$115.2	$79.4	(14)%	45%
(1) In $ billions, (2) In % of UPB, (3) In $ millions, (4) In thousands, (5) In dollars.
(6) Includes $34.9 billion average UPB of MSRs in 2023 previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.
(7) Includes an average 209 thousand and 258 thousand loans subserviced under Rithm agreements in 2025 and 2024, respectively, of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.
(8) Includes reverse mortgage loan subservicing.
Servicing fees increased $42.8 million or 9% in 2025 primarily driven by to a 9% increase in average servicing UPB, with robust originations and recapture, and selective bulk MSR acquisitions as part of our replenishment and growth initiative.
Subservicing fees decreased $16.1 million or 14% in 2025 driven by three main factors. First, our Rithm subservicing fees decreased $15.1 million due to the lower pricing of the Rithm agreement (main driver of the lower average monthly fee in the table above), the deboarding of $5.7 billion UPB Rithm loans in the first quarter of 2025, and overall Rithm portfolio runoff. Second, reverse mortgage subservicing fees decreased $11.7 million mainly due to our acquisition of the reverse mortgage loans from MAM in November 2024 that we previously subserviced, and portfolio runoff. Third, and partly offsetting, subservicing fees increased $10.8 million due to our successful enterprise sale efforts to grow our residential and commercial subservicing portfolio by 19%, net of portfolio runoff.

The following table presents the composition of our ancillary income:

Ancillary Income	Years Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Custodial accounts (float earnings)	$134.0	$129.3	$110.7	4	17
Late charges	38.2	34.3	38.3	11%	(10)%
Reverse subservicing ancillary fees	11.4	21.9	33.5	(48)	(35)
Other	28.3	26.4	26.7	7	(1)
Ancillary income	$211.9	$211.9	$209.1	—%	1%
Ancillary income for 2025 remained flat as compared to 2024, with some offsetting factors. Reverse subservicing ancillary fees decreased $10.5 million mostly driven by the acquisition of previously-subserviced client portfolio (from Waterfall) in the fourth quarter 2024 and by portfolio runoff. Float earnings increased $4.6 million or 4% due to higher average float balances driven by an increased servicing volume overall, partly offset by lower average short term interest rates (as a benchmark, the average 1-month term SOFR declined by 90 basis points). Late charges increased $3.8 million mainly driven by borrower payment behavior.
Gain (Loss) on Loans Held for Sale, Net
We recognized a $4.1 million loss on loans held for sale, net for 2025, as compared to the $1.4 million gain recognized in 2024. The $5.5 million decline is driven by losses on reverse mortgage buyouts in 2025, largely attributed to the reverse portfolio acquired from Waterfall in the fourth quarter of 2024.
Gain (Loss) on Reverse Loans and HMBS-Related Borrowings, Net
Gain (loss) on reverse loans and HMBS-related borrowings, net reported in the Servicing segment is the net change in fair value of securitized loans and HMBS-related borrowings. It excludes reverse subservicing that is reflected in Servicing and subservicing fees.
The following table presents the components of the net fair value change and is comprised of net interest income and other fair value gains or losses. Net interest income is primarily driven by the volume of securitized UPB as it is the interest income earned on the securitized loans offset against interest expense incurred on the HMBS-related borrowings, and represents a key component of our compensation for servicing the portfolio, which is generally a fixed percentage of the outstanding UPB. Other fair value changes are primarily driven by changes in market-based inputs or assumptions. Lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS financing liability and higher interest rates generally result in unfavorable net fair value impacts. The fair value changes of the net asset value between securitized HECM loans and HMBS (referred to as our reverse MSR) attributable to interest rate changes were effectively used as a hedge of our forward MSR portfolio through the third quarter of 2025. See further description of our hedging strategy and its effectiveness in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

	Years Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Net interest income (servicing fee)	$31.6	$26.2	23.6	21	11%
Other change in fair value of securitized loans and HMBS-related borrowings, net	1.2	(9.7)	(0.1)	(112)	n/m
HECM hedging derivative gains (losses)	1.6	—	—	n/m	n/m
Gain (loss) on reverse loans and HMBS-related borrowings, net (Servicing)	$34.5	$16.5	$23.5	108%	(30)%
Gain (loss) on reverse loans and HMBS-related borrowings, net for 2025 increased $17.9 million as compared to 2024, driven by the growth of the portfolio and a favorable decline in market interest rates and yield spread tightening, partly offset by certain unfavorable input and assumption updates. While not the only benchmark for the reverse mortgage exposure, the 10-year Treasury rate declined 40 basis points in 2025. As our HECM loan portfolio is predominantly comprised of ARMs, lower interest rates cause the loan balance to accrue and reach the 98% maximum claim amount liquidation at a slower pace, extending the life of the servicing net asset. Other change in fair value is partially hedged with our forward MSR hedge strategy through the third quarter of 2025. Net interest income, which effectively represents the servicing fee that we collect through monthly securitization, increased $5.4 million in 2025 as compared with 2024, mostly due to the acquisition of reverse mortgage loans from MAM in November 2024 that we previously subserviced.

Other Revenue, Net
Other revenue, net increased $3.8 million in 2025 as compared to 2024, mostly driven by the growth of our CRL captive reinsurance premium portfolio with an increase in covered properties.
MSR Valuation Adjustments, Net
Refer to the discussion above within Overview -Results of Operations and Financial Condition-MSR Valuation Adjustments, Net.
The following chart summarizes the impact of our MSR interest rate hedging strategy on Servicing segment results along with the impact of fair value changes due to other input and assumption updates (refer to the MSR Hedging Strategy section of Item 7A. Quantitative and Qualitative Disclosures about Market Risks for further detail). As displayed below, our net income (total) is impacted by the combined effect of the fair value changes of the MSR portfolio attributable to input and assumption changes (including interest rates), the MSR hedging derivative gains and losses - both reported within MSR valuation adjustments, net on the face of the consolidated statement of operations - and other fair value changes of the HECM loans and HMBS-related borrowings (reverse exposure) used as a hedge for risk management purposes but separately presented on our consolidated statement of operations as Gain on reverse loans and HMBS-related borrowings, net through the third quarter of 2025. While our risk management hedging strategy is targeted towards changes in fair value due to interest rates, the below information portrays all fair value changes due to inputs and assumptions, including interest rates.

☐	MSR fair value changes due to input and assumption changes - including interest rates (reported within the Servicing segment)
☐	MSR hedging derivative fair value changes
☐	Other change in fair value of securitized reverse mortgage loans and HMBS-related borrowings, net (through Q3 of 2025)
With a high targeted hedge coverage ratio, the fair value volatility of the MSR portfolio due to changes in market interest rates, net of hedges (including the reverse exposure) was materially reduced for the years presented. The total impact of our MSR hedge strategy resulted in losses of $0.9 million in 2025 and gains of $37.2 million in 2024, largely driven by favorable input and assumption updates to reflect market transaction pricing levels.

Compensation and Benefits

Compensation and benefits expense for 2025 declined $7.1 million, or 7%, as compared to 2024 largely driven by an 8% headcount reduction resulting in a $5.9 million decrease in salaries and benefits. The decrease in average headcount is mainly attributed to the runoff of our reverse subservicing portfolio, lower average delinquencies and further efficiency gains within forward servicing.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans (provision for account receivables), provision expense for advances and servicing representation and warranties, other provision expense (including related to our captive reinsurance CRL), and certain loan-volume related expenses.
Servicing expense for 2025 was $4.7 million higher as compared to 2024 primarily attributed to $5.0 million higher CRL insurance loss expense due to higher property casualties, with other offsetting factors. We recognized an increase in provision for indemnification obligations mostly driven by recoveries and favorable resolutions in 2024, and an increase in satisfaction and interest on payoff expense attributable to higher payoff volume. These increases in servicing expense were partially offset by a reduction in 2025 in provision for advances and account receivables and debenture interest collection from HUD HECM claims.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefit expense and Servicing expense) for 2025 increased by $6.1 million as compared to 2024, with multiple offsetting factors. Corporate overhead allocations increased $9.3 million largely driven by higher Corporate services to support our growth initiatives. Technology and communications increased $5.6 million primarily driven by our technology initiatives (including robotic process automation, digitization and machine learning / artificial intelligence) and certain technology expenses previously reflected within Professional services. Professional services expense declined $8.4 million largely driven by certain litigation-related expenses recognized in 2024, with offsetting legal expenses and recoveries, and the reclassification of certain technology expenses now reflected within Technology and Communications.
Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.

	Years Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Interest Expense
MSR financing facilities	$85.8	$72.4	$70.6	19	3
Advance match funded liabilities	30.3	37.3	41.4	(19)%	(10)%
Reverse mortgage securitization notes	47.7	35.2	9.6	35	266
Mortgage warehouse facilities	12.7	5.6	12.3	124	(54)
Corporate debt interest expense allocation	27.2	26.5	30.2	3	(12)
Escrow	7.8	7.4	9.3	6	(20)
Total interest expense	$211.6	$184.4	$173.3	15%	6%

Average balances
MSR financing facilities	$1,156.3	$875.9	$884.6	32	(1)
Advance match funded liabilities	327.0	391.1	427.7	(16)%	(9)%
Reverse mortgage securitization notes	560.3	337.8	93.9	66	260
Mortgage warehouse facilities	179.0	66.7	160.8	168	(59)
Total asset-backed financing	$2,222.6	$1,671.6	$1,567.0	33%	7%

Effective average interest rate
MSR financing facilities	7.42	8.26	7.98	(10)	4
Advance match funded liabilities	9.28%	9.54%	9.68%	(3)%	(1)%
Reverse mortgage securitization notes	8.52	10.43	10.24	(18)	2
Mortgage warehouse facilities	7.08	8.46	7.63	(16)	11

Average 1 month Term SOFR	4.21%	5.11%	5.07%	(18)%	1%
Interest expense for 2025 increased by $27.2 million, or 15%, compared to 2024, driven by the growth of our assets, partly offset by lower financing cost due to lower interest rates. Interest expense on reverse mortgage securitization notes increased $12.5 million mainly due to the acquisitions and securitizations (OLIT) of reverse mortgage buyouts in 2025 and 2024, partly offset by lower cost of funds on the new securitizations. In addition, interest expense increased $7.0 million on warehouse facilities and $13.4 million on MSR facilities due to the growth of our portfolios, offset in part by lower average short-term market interest rates. These increases were partially offset by a $7.0 million decrease in interest expense on advance match funded facilities, mostly driven by the decline in average debt balances for servicing advances due to lower delinquencies and increased loan resolutions in our non-Agency MSR portfolio.
Interest income for 2025 increased $18.1 million, or 55%, compared to 2024 primarily due to the reverse mortgage buyouts acquired in 2025 and 2024.

Pledged MSR liability expense includes the servicing fee remittance related to the MSR sales or transfers that do not meet sale accounting criteria and are presented on a gross basis in our consolidated financial statements, including the servicing spread remittance associated with our ESS financing liability at fair value. See Note 8 — MSR Related Financing Liabilities, at Fair Value to the Consolidated Financial Statements. The following table provides the components of Pledged MSR liability expense:

	Years Ended December 31,
	2025	2024	2023
Net servicing fee remittance for MSR transfers that do not meet sale accounting (1)	117.5	123.8	244.9
ESS servicing spread remittance	52.1	51.8	51.5
Pledged MSR liability expense	$169.6	$175.6	$296.4
(1)See Note 8 — MSR Related Financing Liabilities, at Fair Value to the Consolidated Financial Statements. The servicing fee and ancillary income collections on such transferred MSRs are recognized within Servicing and subservicing fees.
Pledged MSR liability expense for 2025 decreased $6.0 million as compared to 2024, mostly driven by MAV’s sale of MSRs in 2024 (previously sold by Onity to MAV in a transaction which did not qualify for sale accounting) which resulted in the derecognition of the Pledged MSR liability, partly offset by the lower subservicing fee pricing on Rithm agreement effective March 2025 (effectively increasing remittances).

Other, net is mostly driven by early payoff protection expense recognized in 2024 in connection with our MSR sale transactions.
Originations
We originate and purchase loans and MSRs through multiple channels. Loans generally conform to the underwriting standards of Fannie Mae or Freddie Mac (GSEs) or are government-insured (FHA, VA or USDA). We generally sell the loans in the secondary mortgage market through GSE and Ginnie Mae mortgage securitizations on a servicing retained basis. The Originations business generates a gain on sale of loans, which represents the difference between the origination or purchase value and the sale or securitization value of the loans, along with fee revenue. During the year 2025, we launched new products, including, second lien and Non-Qualified Mortgage (Non-QM) loans that we generally sell on servicing released basis.
We conduct our Originations business through the following channels:
1- Consumer Direct
Our Consumer Direct channel for forward mortgage loans focuses on targeting existing servicing customers by offering them competitive mortgage refinance opportunities, where permitted by the governing servicing and pooling agreement. A portion of our servicing portfolio is susceptible to refinance activity during periods of declining interest rates. Origination recapture volume and related gains are a natural economic hedge, to a certain degree, to the impact of declining MSR values as interest rates decline. In addition to rate and term refinance activities, our Consumer Direct channel targets purchase mortgage loans, cash-out, debt consolidation, mortgage insurance premium reduction, and second lien loans.
While not all loans serviced are eligible for recapture, the note rate composition of our Agency MSR portfolio (UPB in $ billions) was as follows. The chart indicates a $52 billion portfolio of loans with interest rate higher than 6% as of December 31, 2025 (with the 30-year fixed rate mortgage rate at 6.15%) presenting higher prepayment risk and recapture opportunity.

2- Correspondent Lending
Our correspondent lending channel drives the replenishment and growth of our MSR portfolio. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or “best-efforts” contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. In 2025, we have expanded the range of products to our correspondent sellers with the launch of non-Qualified Mortgages (non-QMs) that we currently sell servicing released. We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved correspondent lenders. As of December 31, 2025, we have relationships with 742 approved correspondent sellers.
3- Reverse Originations
We originate and purchase reverse mortgage loans through our retail, wholesale and correspondent lending channels, under the guidelines of the HECM reverse mortgage insurance program of the FHA. Loans originated under this program are generally insured by the FHA, which provides protection against risk of borrower default. As the securitizations of reverse mortgage loans do not achieve sale accounting treatment and the loans remain reported as Reverse loans held for sale pooled into HMBS, at fair value, previously, Loans held for investment, at fair value together with the securitization HMBS-related borrowings, revenue mostly include the fair value changes of the loan from lock date to securitization date that are reported in Gain on reverse loans and HMBS-related borrowings, net.
In November 2025, PHH agreed to sell its HECM loan portfolio and HMBS related borrowings to Finance of America Reverse LLC (“FAR”) and subservice the sold portfolio. FAR agreed to acquire PHH’s originations pipeline of reverse mortgage loans and assume some of PHH’s U.S. based reverse originations employees. PHH agreed to discontinue its reverse originations business upon closing. As of the filing date of this Form 10-K, the closing of the transaction remains contingent on Ginnie Mae's approval.
4- Co-Issue Programs
We purchase MSRs through flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans servicing released to the respective agency and sell the MSR to the winning bidder. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. As of December 31, 2025, we have relationships with 553 approved sellers through the Agency Cash Window co-issue programs. We initially recognize our MSR originations and purchases with the associated economics in our Originations segment, and transfer the MSR to our Servicing segment once the MSR is initially recognized on our balance sheet with all subsequent performance associated with the MSR, including funding cost, runoff and other fair value changes reflected in our Servicing segment.
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

Operating Metrics
The following table provides selected operating statistics for our Originations segment:

	Years Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Funded Loan UPB by Channel (in billions)
Forward loans
Correspondent	$22.3	$16.1	$12.2	38%	33%
Consumer Direct	1.9	0.9	0.4	107	153
	$24.2	$17.0	$12.5	42%	36%

GSE	$16.4	$12.6	$9.6	30%	32%
Ginnie Mae	7.7	4.3	2.9	77	51
Other	0.2	0.1	0.1	161	14
	$24.2	$17.0	$12.5	42%	36%

% Purchase production	72	80	85	(10)	(7)
% Refinance production	28	20	15	37	37

Weighted average note rate (%)	6.3%	6.4%	6.5%	(1)	(1)

Reverse loans (1)
Correspondent	$0.4	$0.5	$0.4	(31)%	23%
Wholesale	0.2	0.1	0.2	18	(17)
Retail	0.1	0.1	0.1	9	6
	$0.6	$0.8	$0.7	(17)%	11%

UPB of MSR Purchases by Channel (in billions)
Agency Cash Window / Flow MSR	$17.8	$11.9	$9.1	50%	31%
Bulk purchases	8.4	7.0	0.4	20	n/m
Bulk reverse purchases	0.4	3.9	0.1	(89)	n/m
	$26.7	$22.8	$9.6	17	139

Total	$51.5	$40.6	$22.8	27%	78%

Short-term loan commitment (2) (at year end; in millions)
Consumer Direct	$575.1	$165.7	$69.6	247%	138%
Correspondent	1,886.8	1,145.9	522.9	65	119
Total Forward loans	$2,461.9	$1,311.6	$592.5	88%	121%
Reverse loans	$18.6	$25.6	$22.1	(27)%	16%

Average Headcount - Originations	601	495	501	21%	(1)%

Consumer Direct pull-through adjusted (PTA) lock volume (3) (in billions)	$2.18	$0.91	$0.38	139%	140%
Consumer Direct gain on sale margin on PTA lock volume (4)	2.61%	3.10%	3.02%	(16)%	2%
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.
(2)Also refer to interest rate lock commitments in Note 18 — Derivative Financial Instruments and Hedging Activities. The amounts are presented before application of any pull-through adjustment.
(3)Defined as interest rate lock commitments (IRLCs) multiplied by pull-through rates and represents loan volume expected to be funded.
(4)Represents Gain on loans held for sale, net divided by pull-through adjusted locked volume.

Financial Performance
The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenue
Gain on loans held for sale, net	$97.1	$57.7	$30.3	68%	90%
Gain on reverse loans and HMBS-related borrowings, net	24.3	25.9	23.2	(6)	12
Other revenue, net (1)	35.7	25.7	18.6	39	38
Total revenue	157.1	109.3	72.1	44	52

MSR valuation adjustments, net	19.5	13.6	11.7	44	16

Operating expenses
Compensation and benefits	59.7	46.4	43.0	29	8
Origination expense	11.4	7.8	2.7	46	192
Technology and communications	9.5	7.3	7.0	31	4
Professional services	2.1	2.2	1.9	(2)	13
Occupancy, equipment and mailing	3.2	2.4	2.2	32	13
Corporate overhead allocations	17.0	16.8	18.7	1	(10)
Other expenses	6.4	5.4	5.3	18	1
Total operating expenses	109.3	88.3	80.8	24	9

Other income (expense)
Interest income	80.3	54.4	51.8	48	5
Interest expense	(73.5)	(58.1)	(56.6)	26	3
Other, net	(1.7)	(0.4)	(0.2)	294	124
Other income (expense), net	5.2	(4.2)	(5.0)	(224)	(17)

Income (loss) before income taxes	$72.4	$30.4	$(2.0)	138	n/m

Income (loss) before income taxes to UPB (bps)	30	18	(2)	68	n/m
Funded loan UPB - Forward loans (in $ billions)	$24.2	$17.0	$12.5	42	36
Average Headcount - Originations	601	495	501	21	(1)
(1)Includes $2.0 million and $2.1 million ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level for 2024 and 2023, respectively.

Gain on Loans Held for Sale, Net
The following chart displays Gain on loans held for sale by channel for the years presented:
The following table and discussion present Gain on loans held for sale by channel and the main drivers, specifically the forward loan origination volumes and margins (excluding fees that are presented in Other revenue, net):

	Years Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Origination UPB (1) (in billions)
Correspondent	$22.3	$16.1	$12.2	38%	33%
Consumer Direct	1.9	0.9	0.4	107	153
	$24.2	$17.0	$12.5	42%	36%
% Gain on Sale Margin (2)
Correspondent	0.18%	0.18%	0.15%	(1)%	18%
Consumer Direct	3.04	3.13	3.22%	(3)	(3)
	0.40%	0.34%	0.24%	19%	40%
Gain on Loans Held for Sale
Correspondent	$40.2	$29.3	$18.8	37%	56%
Consumer Direct	56.9	28.3	11.5	101	146
	$97.1	$57.7	$30.3	68%	90%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of gain on Loans held for sale to funded UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
Gain on loans held for sale, net, increased $39.5 million, or 68%, as compared to 2024 with a $28.5 million increase in our Consumer Direct channel and a $10.9 million increase in our Correspondent channel. The higher gain in 2025 is mainly due to a 42% increase in our total volume, exceeding the overall estimated industry volume trend (18% increase, based on average of MBA and Fannie Mae data). The increase in Consumer Direct gain is driven by a 107% increase in loan funded volume, attributed to our increased recapture operational capability and the relative favorable interest rate environment in 2025 as compared to 2024 to refinance activity. With stable margins, the increase in Correspondent gain is driven by the increased loan production volume, attributed to our MSR replenishment and growth strategy.

Gain on Reverse Loans and HMBS-Related Borrowings, Net
The following table provides information regarding Gain on reverse loans and HMBS-related borrowings, net, of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans, at fair value, together with volume and margin (including loan fees):

	Years Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Origination UPB (1) (in billions)	$0.6	$0.8	$0.7	(17)%	11%
Origination margin (2)	3.84%	3.41%	3.41%	13	—%
Gain on reverse loans and HMBS-related borrowings, net (Originations)	$24.3	$25.9	$23.2	(6)%	12%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain to funded UPB; includes loan fees.
Gain on reverse loans and HMBS-related borrowings, net decreased $1.6 million, or 6% as compared to 2024 attributed to lower origination volume, partly offset by a higher aggregate margin. Industry-wide HECM securitization volume saw a 33% decrease when comparing 2025 to 2024, and industry-wide HECM endorsements were flat. The gain on reverse loans and HMBS-related borrowings, net decrease is mostly driven by lower volumes in our Correspondent channel. The elevated interest rate environment continues to adversely impact reverse mortgage borrower activities due to a lack of affordability as elevated rates directly reduce HECM loan proceeds available to borrowers.
Other Revenue, net
Other revenue, net consists primarily of correspondent and broker fees, and includes setup fees earned for loans boarded on our servicing platform. Other revenue, net for 2025 increased $10.0 million, or 39% as compared to 2024 primarily due to the increase in our Consumer Direct and Correspondent production volume.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net includes revaluation gains on certain MSRs opportunistically purchased through the Agency Cash Window programs, and flow purchases. As an aggregator of MSRs, we may purchase MSRs from smaller originators with a purchase price at a discount to fair value and we recognize valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns. Changes in MSR valuation adjustments, net year over year are largely due to volume changes.
Operating Expenses
Operating expenses for 2025 increased $21.1 million, or 24%, as compared to 2024, primarily due to a $13.3 million, or 29% increase, in Compensation and benefits driven by a $7.9 million increase in commissions on higher production volume, as well as a $5.5 million increase in salaries and benefits due to a 21% increase in average headcount. In addition, Originations expense increased $3.6 million or 46% mostly driven by higher production volume, with a partial offset from the release of the provision for representation and warranty indemnification obligations during 2025 due to favorable demand resolutions. Other operating expenses also increased $4.2 million primarily driven by higher production volume and technology enhancement related expenses.
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
Interest income for 2025 increased $25.9 million, or 48% as compared to 2024 largely due to a higher average loan balance consistent with our increased production, partly offset by a lower average note rate. Similarly, Interest expense for 2025 increased $15.3 million, or 26% as compared to 2024 primarily due to an increase in average warehouse financing debt balance, consistent with higher average loan balances, partly offset by lower cost of funds due to declined short term rates.

Corporate
Corporate includes expenses of corporate support services and activities that are not directly related to other reportable segments:
•Interest expense on corporate debt is allocated to the Servicing segment and the Originations segment based on relative financing requirements, with the exception of the Onity Senior Secured Notes through their redemption date in November 2024 and the interest expense on the portion of the $500.0 million 9.875% Senior Notes due 2029 that was not pushed down to the licensed subsidiaries (PHH and PAS) through intercompany financing agreements. With intercompany financing agreements, the financing cost of the Servicing and Originations segments reflects, and is consistent with the financing needs of the licensed subsidiaries that carry out these businesses.
•Certain expenses incurred by corporate support services, such as technology, legal, risk and compliance, or finance are allocated to the Servicing and Originations segments using various methodologies intended to approximate the utilization of such services.

The following table presents selected results of operations of Corporate:

	Years Ended December 31,			% Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023

Revenue	$—	$—	$—	n/m	n/m

Operating expenses
Compensation and benefits	99.3	85.4	79.0	16%	8%
Professional services	46.1	22.5	(14.7)	105	(253)
Technology and communications	24.3	21.0	20.9	16	—
Occupancy, equipment and mailing	1.6	1.7	1.6	(4)	5
Servicing and origination	—	1.6	1.1	(101)	53
Other expenses	6.5	5.6	5.9	15	(4)
Total operating expenses before corporate overhead allocations	177.8	137.8	93.8	29	47
Corporate overhead allocations
Servicing segment	(55.1)	(45.8)	(45.5)	20	1
Originations segment	(17.0)	(16.8)	(18.7)	1	(10)
Total operating expenses	105.6	75.2	29.6	41	154

Other income (expense), net
Interest income	4.1	6.0	4.5	(32)	33
Interest expense	(23.6)	(46.3)	(43.7)	(49)	6
Gain (loss) on extinguishment of debt	—	(49.3)	1.3	(100)	n/m
Other, net	1.4	0.9	1.4	67	(38)
Other income (expense), net	(18.1)	(88.7)	(36.4)	(80)	143

Loss before income taxes	$(123.7)	$(163.9)	$(66.1)	(25)	148
n/m: not meaningful
Operating Expenses
Compensation and Benefits
Compensation and benefits expense for 2025 increased $13.9 million as compared to 2024, mainly driven by a $7.0 million increase in salaries and benefits expense due to an increase in average headcount (mostly in the U.S.) and a $5.1 million increase in incentive compensation primarily driven by an increase in the fair value of cash-settled share-based awards during 2025 (49% increase in our stock price vs. flat in 2024).

Professional Services
Professional services expense for 2025 increased $23.6 million as compared to 2024, driven by an $18.6 million increase in legal expenses, primarily attributed to our accrual for probable losses in connection with a legacy litigation matter in 2025 and legal fees related to other matters, including the USVI income tax refund matter. Other professional fees also increased $5.0 million in 2025 mostly driven by tax services and certain corporate development initiatives.
Technology and Communications
Technology and communications increased $3.3 million primarily due to increased technology usage, including higher cloud storage costs, and IT security and innovation-related projects.
Corporate overhead allocations to the segments increased $9.5 million primarily driven by higher Corporate support expenses for our Servicing growth initiatives.
Other Income (Expense)
The $22.7 million reduction in interest expense for 2025 as compared to 2024 is driven by the corporate debt refinancing which resulted in both a lower corporate debt balance and a lower effective interest rate. In the fourth quarter of 2024, we issued new corporate debt ($500.0 million principal balance of 9.875% Senior Notes Due 2029) and redeemed the then existing corporate debt (the 7.875% PMC Senior Secured Notes due 2026 and the 12% Onity Senior Secured Notes due 2027).
The redemption of PMC Senior Secured Notes due 2026 and Onity Senior Secured Notes due 2027 in November 2024, resulted in the recognition of a $53.4 million loss on debt extinguishment due to the accelerated write-off of $36.8 million unamortized discount and debt issuance costs, the payment of an $11.6 million make-whole redemption premium and a $5.0 million transaction fee to Oaktree. In addition, during 2024 (prior to their redemption), we repurchased and extinguished a portion of the PMC Senior Secured Notes and recognized gains on debt extinguishment, net of $4.1 million.
LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with existing and potential lenders and as a result add, terminate, replace or extend our debt agreements to the extent necessary to finance our operations and growth and optimize our financing costs. In addition, we completed the following key transactions during 2025 impacting our liquidity:
•Increased total borrowing capacity under our mortgage warehouse facilities by $631.3 million to support increased originations, including a new $200.0 million facility with a global, multinational bank to diversify exposure across lenders.
•Increased the borrowing capacity under the GNMA MSR facility from $300.0 million to $400.0 million in June 2025.
•Entered into a one-year $70.0 million PLS MSR financing agreement in February 2025. The financing agreement is structured as a repurchase agreement and was entered into upon the final repayment of the $75.0 million amortizing PLS Notes issued in 2022 resulting in additional borrowing capacity.
•In connection with the transfer of certain GSE MSRs between our licensed entities in the second quarter of 2025 (from PHH to PAS - See Note 25 — Regulatory Requirements), we modified the borrowing capacity of our respective lenders for financing optimization and completed the following:
◦Issued two-year term variable-rate advance receivable notes (PGAF Series 2025-VF1) with a maximum borrowing capacity of $350.0 million. Concurrently, we reduced the maximum borrowing capacity under the existing OMART and OGAF advance facilities from $500.0 million to $350.0 million and from $200.0 million to $100.0 million, respectively.
◦Increased the borrowing capacity under a GSE MSR facility from $500.0 million to $650.0 million in January 2025, and subsequently decreased the borrowing capacity under another GSE MSR facility from $400.0 million to $250.0 million in February 2025.
◦Entered into a new GSE MSR facility at PAS with similar terms to the existing PHH facility, with an aggregate capacity of $650.0 million, further increased to $750.0 million in June 2025. Concurrently, we repaid the amount due under an existing $250.0 million GSE MSR facility at PHH.
•Completed two private placement securitizations (OLIT) of HECM loans, and related receivables and REO properties, referred to as reverse mortgage buyouts. In July and December 2025, certain classes of asset-backed notes with an initial principal amount of $322.5 million and $413.3 million, respectively, were issued at a discount, with a stated interest rate of 3% and a three-year mandatory call date.

In addition to the above transactions completed in 2025:
•On January 30, 2026, Onity issued $200 million aggregate principal amount of 9.875% Senior Notes due 2029. The Senior Notes were offered as an additional issuance of Onity’s 9.875% Senior Notes due 2029 and form a single series of debt securities with the $500 million aggregate principal amount of such notes that were originally issued on November 6, 2024. We opportunistically executed the debt offering to expand and strengthen our capital structure at attractive terms. We believe the transaction will provide greater financial flexibility to manage our leverage and invest in the growth of our business. The net proceeds from the offering will be used for general corporate purposes, including the repayment of MSR indebtedness.
•In November 2025, PHH agreed to sell at book value its HECM loan portfolio and HMBS related borrowings to Finance of America Reverse LLC (“FAR”) and subservice the sold portfolio and additional loans from FAR for an initial three-year term. FAR agreed to acquire PHH’s originations pipeline of reverse mortgage loans and assume some of PHH’s U.S. based reverse originations employees. PHH agreed to discontinue its reverse originations business upon closing. Based on balances as of December 31, 2025, the net proceeds of the transaction are estimated at $120.4 million excluding transaction costs, after $69.2 million repayment of warehouse financing of certain assets sold and $6.2 million servicing-related payable. The sale of the reverse servicing portfolio is also expected to release regulatory capital for other use, generally estimated at 1% of the Ginnie Mae total HMBS outstanding obligations. The sale proceeds are presently expected to support growth, reduce debt, and potentially fund future share repurchases consistent with the Company’s growth and capital structure objectives. As of the filing date of this Form 10-K, the closing of the transaction remains contingent on Ginnie Mae's approval.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows (see Note 14 — Borrowings to the Consolidated Financial Statements for additional information):

	December 31, 2025			December 31, 2024
	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)
Advance facilities	$814.4	$458.6	$13.9	$714.4	$233.5	$63.8
Mortgage warehouse facilities	3,184.3	231.9	1,727.8	2,553.1	212.5	1,294.3
MSR financing facilities	1,470.0	172.4	30.9	1,200.0	235.4	55.3
Total	$5,468.7	$862.9	$1,772.6	$4,467.5	$681.4	$1,413.4
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Remaining Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings, subject to eligible collateral.
We may utilize borrowing capacity under our financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding.
At December 31, 2025, we had $24.5 million total available borrowing capacity based on the amount of eligible collateral as follows:

	December 31, 2025
	Total	Committed	Uncommitted
Advance facilities	$—	$—	$—
Mortgage warehouse facilities	—	—	—
MSR financing facilities	24.5	24.5	—
Total available borrowing capacity based on eligible collateral	$24.5	$24.5	$—
At December 31, 2025, our total liquidity of $205.0 million included $180.5 million of unrestricted cash and $24.5 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral as described above. With total liquidity of $248.5 million at December 31, 2024, the decrease is mostly attributed to our origination and investments in owned MSRs and other general corporate purposes including servicing our senior secured notes interest expense.
We manage our liquidity on a daily basis to fund our business and comply with debt covenants and regulatory liquidity requirements. Our liquidity position may vary significantly during a given month, generally with the lowest liquidity amount around mid-month due to the cash flow remittance requirements under our servicing agreements and the highest around or a few days after month end as we collect monthly payments from borrowers.

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
We have short-term commitments to lend $2.5 billion in connection with our forward and reverse mortgage loan IRLCs outstanding at December 31, 2025. In addition, we have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $2.9 billion at December 31, 2025. During 2025, we funded $314.8 million of the $3.1 billion borrowing capacity available as of December 31, 2024. We are able to immediately securitize these borrower draws or advances under the Ginnie Mae program. As an HMBS issuer, we are required to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). See Note 26 — Commitments to the Consolidated Financial Statements for additional information. Our financing commitments related to reverse loans will be assigned to Finance of America Reverse LLC (“FAR”) upon closing of our sale transaction, contingent on Ginnie Mae's approval; see Note 5 – Reverse Mortgages for additional information.
Regarding the current maturities of our borrowings, as of December 31, 2025, we have approximately $2.4 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is primarily comprised of $1.2 billion of borrowings under warehouse facilities and $1.1 billion MSR financing facilities.
With respect to liquidity management, we consider our servicing advance requirements during each investor remittance period and the uncertainties of daily margin calls on our collateralized debt facilities and derivative instruments due to interest rate fluctuations.
As servicer, we are generally required to advance to investors the loan P&I installments not collected from borrowers for those delinquent loans, including those on forbearance plans. Loan payoffs and prepayments are a source of additional liquidity and are dependent on the interest rate environment. We also advance T&I and Corporate advances primarily on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on investors or guarantor. Refer to Note 26 — Commitments to the Consolidated Financial Statements for further description of our servicer advance obligations.
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
Sources of Funds
Our primary sources of funds for near-term liquidity in the normal course include:
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
Capital Adequacy and Leverage
Our licensed entities are subject to capital requirements by different agencies and regulators, including but not limited to the GSEs, Ginnie Mae and HUD. We believe our licensed entities are adequately capitalized at December 31, 2025 as reflected by the most restrictive regulatory requirements disclosed in Note 25 – Regulatory Requirements.
Our stockholders’ equity ($628 million at December 31, 2025) relative to total assets denotes a high leverage ratio. Our regulators assess our leverage ratio by deducting from total assets the amount of securitized reverse mortgage loans (HECM loans) pledged to HMBS due to the “lack of true sale accounting treatment of the HMBS Program” as per the Ginnie Mae guide. As of December 31, 2025, as illustrated below, out of $16.2 billion total assets, $9.6 billion securitized HECM loans remain reported on our balance sheet with the associated HMBS liability as they do not meet sale accounting treatment under GAAP.

Condensed Balance Sheet	December 31, 2025
Reverse loans held for sale pooled into HMBS, at fair value	$9,808
All other assets	6,363
Total assets	$16,171

Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$9,612
All other liabilities	5,881
Total liabilities	15,493

Mezzanine equity (a)	50
Total stockholders’ equity	$628

(a)The Series B Preferred Stock is classified as mezzanine equity as it is contingently redeemable in the event of a change of control. On and after September 15, 2028, Onity will have the right to redeem the Series B Preferred Stock, in whole or in part, for cash at a redemption price equal to the liquidation preference plus an amount equal to any accumulated and unpaid dividends thereon.

We conduct our Servicing and Originations businesses with asset-backed financing at market-standard effective advance rates, resulting in a relatively low amount of capital to finance our operations, consistent with these asset classes in the industry. Originations/pipeline mortgage loans held for sale are financed by our warehouse financing lines with an advance rate generally exceeding 95%, eligible servicing advances are financed by our match-funded advance financing facilities with an advance rate of approximately 90%, and reverse buyouts (loans held for sale, receivables and REO) are financed by OLIT securitization notes with an initial effective advance rate exceeding 90% of market value.
Accordingly, we assess our capital needs, structure and leverage predominantly with respect to our capital investments, mainly our owned MSR. We prudently manage amount, risks and returns of our owned MSR within the limits of our available capital, as summarized below:

Capital Investment Allocation and Structure At December 31, 2025	Assets	Collateralized Financing / Liabilities (1)	Net
MSR, at fair value (1)	$2,825	$2,085	$741
HECM loans held for sale pooled into HMBS, at fair value (1)(2)	9,808	9,681	127
Other assets pledged to collateralized financing facilities (1)(3)	2,600	2,439	161
Other (1)(4)	938	799	139
Total	$16,171	$15,003	$1,167

Equity and debt capital structure:
Corporate debt - Senior Notes due 2029			$490
Mezzanine equity			50
Stockholders’ common equity			628
Total capital			$1,167
(1)See Note 14 — Borrowings, Collateral table.
(2)Includes $104 million unsecuritized HECM loans and tails, $69 million associated warehouse financing ($35 million net), and $91 million of HECM net asset value or economic reverse MSR. Sold to Finance of America Reverse LLC in November 2025, pending Ginnie Mae’s approval.
(3)Other assets include Advances, net, Loans held for sale, at fair value, Ginnie Mae claim receivables, net, REO and Debt service accounts (a component of Restricted cash).
(4)Assets that are not subject/pledged to collateralized financing facilities and liabilities that are not financing facilities. Assets include Cash and cash equivalents, Other restricted cash, Contingent loan repurchase asset, Other assets excluding REO, Premises and equipment, and Receivables, net excluding Ginnie Mae claims. Liabilities include Other liabilities and Contingent loan repurchase liability.
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
The most restrictive liquidity requirement under our debt agreements is for a minimum of $65.0 million in consolidated liquidity, as defined, under certain of our warehouse and MSR financing facilities agreements. The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at December 31, 2025 is a minimum of $275.0 million and $125.0 million tangible net worth for Onity and PHH, respectively. Refer to Note 25 — Regulatory Requirements for our regulatory capital and liquidity requirements. We are also subject to minimum capital or tangible net worth and liquidity requirements under regulatory or Agency requirements. Ginnie Mae announced a new risk-based capital ratio effective on December 31, 2024 for Ginnie Mae issuers. Ginnie Mae issued a waiver extending the deadline by which PHH must meet the risk-based capital ratio requirements to October 1, 2025. PHH is required to maintain a minimum of 6%

ratio of Adjusted Net Worth less Excess MSRs, as defined, to risk weighted assets. In the second quarter of 2025, in order to achieve and maintain compliance with the Ginnie Mae RBCR requirements, we transferred certain GSE MSR investment activities previously conducted by PHH to PAS, a wholly owned subsidiary of PHH Corporation, with PHH retaining the subservicing.
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
We believe that we are in compliance with the covenants in our debt agreements and associated regulatory requirements as of December 31, 2025.
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

We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. The determination of the fair value of these Level 3 financial assets and liabilities and MSRs requires significant management judgment and estimation. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for a sensitivity analysis reflecting the estimated change in the fair value of our MSRs, reverse loans held for sale pooled into HMBS, previously held for investment and loans held for sale carried at fair value as well as any related derivatives at December 31, 2025, given hypothetical instantaneous parallel shifts in the yield curve.
As of December 31, 2025, 90% of our assets and 68% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs. See Note 3 — Fair Value for the carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring and nonrecurring basis or disclosed, but not measured, using fair value.
We have various internal controls in place to ensure the appropriateness of fair value measurements. Significant fair value measures are subject to analysis and management review and approval. We utilize a number of controls to ensure the results are reasonable, including comparison, or “back testing” of model results against actual performance and monitoring the market for recent trades, including our own price discovery in connection with potential and completed sales, and other market information that can be used to benchmark inputs, assumptions or outputs. Considerable judgment is used in forming conclusions about Level 3 inputs. Changes to these inputs or assumptions could have a significant effect on fair value measurements.
Valuation of Reverse Mortgage Loans Held for Sale pooled into HMBS, previously, Held for Investment and HMBS-related Borrowings
Reverse mortgage loans are insured by the FHA and transferred into Ginnie Mae guaranteed securities (or HMBS). Loan transfers in these Ginnie Mae securitizations do not qualify for sale accounting and are recorded as secured financings. We record both reverse loans pooled into HMBS, previously loans held for investment, and the corresponding HMBS borrowings at fair value. Our net exposure to reverse mortgages and the HMBS-related borrowings is limited to the residual value we retain, including future draw commitments and servicing value. Changes in the fair value of the loans held for sale pooled into HMBS, previously, held for investment are largely offset by changes in the value of the related secured financing. As of December 31, 2025, we reported $9.7 billion securitized loans held for sale pooled into HMBS, at fair value and $9.6 billion HMBS-related borrowings at fair value, with a net asset value of $91.4 million.
The fair value of both reverse mortgage loans held for sale pooled into HMBS, previously, held for investment and HMBS-related borrowings is based primarily on discounted cash flow methodologies. Inputs to the discounted cash flows of these assets include future draws and tail securitization spreads, conditional prepayment rate (including voluntary and involuntary prepayments) and discount rate. The determination of fair value requires management judgment due to the significant unobservable assumptions, including conditional prepayment rate and discount rate.
We engage third-party valuation experts to support our valuation and provide observations and assumptions related to market activities. We evaluate the reasonableness of our fair value estimate and assumptions using historical experience, or cash flow backtesting, adjusted for prevailing market conditions and benchmarks with third-party expert valuations. We believe that our back-testing and benchmarking procedures provide reasonable assurance that the fair value used in our consolidated financial statements complies with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use. In November 2025, our agreement to sell Finance of America Reverse LLC our reverse loans and HMBS-related borrowings at book value (contingent on Ginnie Mae’s approval) provided additional information related to the reasonableness of our fair value.
Refer to Note 3 — Fair Value for the range and weighted average of significant unobservable assumptions used (expressed as a percentage of UPB) as of December 31, 2025 and December 31, 2024.
Valuation of MSRs and MSR related Financing Liabilities, at Fair Value
We originate MSRs from our originations activities and acquire MSRs through flow purchase agreements, Agency Cash Window programs or bulk purchases. We account for MSRs, pledged MSR liabilities and ESS financing liabilities at fair value (reported within MSR related financing liabilities, at fair value). As of December 31, 2025, we reported a $2.8 billion fair value of MSRs and $0.8 billion MSR related financing liabilities.
We determine the fair value of MSRs, pledged MSR liabilities and ESS financing liabilities primarily using discounted cash flow methodologies. The significant estimated future cash inflows for MSRs include servicing fees, late fees, float earnings and other ancillary fees, and significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. The determination of the fair value of MSRs, pledged MSR liabilities and ESS financing liabilities requires management judgment relating to the significant unobservable assumptions that underlie the valuation, including prepayment speed, delinquency rates, cost to service and discount rate. Our judgment is informed by the transactions we observe in the market, by our actual portfolio performance and by the advice and information we obtain from our valuation experts, amongst other factors.
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
The following table provides the hypothetical sensitivity of the MSR fair value to certain significant unobservable assumptions at December 31, 2025:

Adverse change in MSR fair value due to significant unobservable assumption change	10%	20%
Change in fair value due to change in weighted average discount rate	$(98)	$(188)
Change in fair value due to change in weighted average prepayment speeds	$(78)	$(148)
Change in fair value due to change in weighted average delinquency	$(18)	$(33)
Change in fair value due to change in weighted average cost to service	$(20)	$(39)
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
•Increases in cost to service generally reduce the value of our MSRs as the expected net profitability decreases.
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
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Factors considered include estimates of future taxable income, future reversals of taxable temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted. In these evaluations, we give more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses.

As of December 31, 2025, we reassessed the valuation allowance noting the shift of positive evidence outweighing negative evidence for the U.S. jurisdiction, including cumulative income vs. cumulative losses in recent years, continued profitability, and expectations regarding future profitability. As of December 31, 2025, we believe that the weight of the positive evidence outweighs the negative evidence regarding the realization of our U.S. federal and certain state deferred tax assets, resulting in the release of the corresponding valuation allowance. The release of the valuation allowance resulted in a $120.1 million benefit to income tax expense in the period. As of December 31, 2025, for certain U.S. state net operating losses and interest expense disallowance carryforwards, we believe the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these state deferred tax assets and as a result are not considered to be more likely than not realizable; therefore, we have maintained a $25.5 million valuation allowance against these assets.
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
Indemnification Obligations
We have exposure to representation, warranty and indemnification obligations because of our lending, loan sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations, and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Loss severity considers the historical loss experience that we incur upon loan sale or collateral liquidation, as well as current market conditions. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of our historical losses and other qualitative factors including ongoing dialogue and experience with our counterparties. We do not provide or assume any origination representations and warranties in connection with our MSR purchases. As of December 31, 2025, we have recorded a liability for representation and warranty obligations and similar indemnification obligations of $23.0 million. See Note 27 — Contingencies for additional information.
Litigation and Regulatory Matters
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending litigation matters. In addition, we are engaged with regulators on certain matters that may be resolved via consent orders, payments of monetary amounts or other agreements in order to settle issues identified in connection with examinations or other oversight activities. We monitor our litigation and regulatory matters, including advice from external legal counsel, and regularly perform assessments of these matters for potential loss accrual and disclosure. We establish liabilities for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. Management’s assessment involves the use of estimates, assumptions, and judgments, including progress of the matter, prior experience, available defenses, and the advice of legal counsel and other experts. Accruals are adjusted as more information becomes available or when an event occurs requiring a change. Our total accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $27.6 million at December 31, 2025. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2025.
RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
For additional information, see Note 1 — Organization, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements for additional information.
Our adoption of the standards listed below in 2025 did not have a material impact on our consolidated financial statements:
•Business Combinations - Joint Venture Formations (ASC 805-60): Recognition and Initial Measurement (ASU 2023-05)
•Income Taxes (ASC 740) Improvements to Income Tax Disclosures (ASU 2023-09)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in millions unless otherwise indicated)
Interest Rates
Our principal market risk exposure is the impact of interest rate changes on our mortgage-related assets and commitments, including MSRs, loans held for sale, loans held for sale pooled into HMBS, previously, held for investment, IRLCs and other derivative instruments. In addition, changes in interest rates could materially and adversely affect the amount of escrow and float income, the volume of mortgage loan originations or result in MSR fair value changes. We also have exposure to the effects of changes in interest rates on our floating-rate borrowings, including MSR financing facilities, mortgage warehouse facilities and advance financing facilities.
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
MSR Hedging Strategy
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates, among other inputs and assumptions. MSR interest rate risk includes the changes in level, slope or shape of yield curves, spreads, volatility and prepayments. While we economically mitigate the short-term prepayment risk of our MSR portfolio through recapture, we remained exposed to MSR fair value volatility.
The objective of our MSR interest rate risk management and hedging policy is to protect shareholders’ equity and earnings against the fair value volatility of interest-rate sensitive MSR portfolio exposure, considering market, liquidity, cost and other conditions. The interest-rate sensitive MSR portfolio exposure is defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements that do not qualify for sale accounting, also referred to as Pledged MSR liabilities (See Note 8 — MSR Related Financing Liabilities, at Fair Value),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings (also referred to as HECM or reverse MSR for risk management purposes),
•other interest-rate sensitive exposures, including our ESS financing liabilities, as deemed appropriate by the Market Risk Committee.
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

Effective December 2023, we established a targeted hedge coverage ratio range between 95% and 105%. In April 2024, we changed the risk measure to a dollar DV01 that resulted in an equivalent range of approximately 90% to 110%. In May 2025, we established a new targeted hedge coverage ratio of 85% with a range between 80% and 100%. The targeted ratio was increased to a range of 95% to 100%, effective end of October 2025. Also refer to below sensitivity analysis.
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

Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate futures and options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time to time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment.
Effective October 2025, without changing our interest rate risk management objective and procedures, our HECM MSR is now hedged with dedicated third-party derivative instruments, whose fair value changes are presented within Gain on reverse loans and HMBS-related borrowings, net in our consolidated statements of operations, within the Servicing segment.
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
Reverse Loans Held for sale pooled into HMBS and HMBS-related Borrowings
The fair value of our reverse mortgage loans held for sale pooled into HMBS, previously, held for investment generally decreases as market interest rates rise and increases as market rates fall. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach a 98% maximum claim amount liquidation event more quickly, with lower interest rates extending the timeline to liquidation. Additionally, portfolio value is heavily influenced by market spreads for fixed and discount margin for ARMs.
The fair value of our securitized HECM loan portfolio net of the fair value of the HMBS-related borrowings represents a reverse mortgage economic MSR (HMSR) for risk management purposes. HECM loans have a longer duration than HMBS-related borrowings as a result of the future draw commitments, and our obligations as issuer of HMBS to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM loan is equal to 98% of the maximum claim amount. This HMSR exposure is used as a partial offset to our forward MSR exposure and managed as part of our MSR hedging strategy through September 2025, as described above.
Pipeline Hedging Strategy - Loans Held for Sale and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 75 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 to 30 days. Loans held for sale are generally funded and sold within 5 to 30 days. This interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, thus preserving the initial gain on sale margin at lock date. The net daily market risk position of net pull-though adjusted locks and loans held for sale, less the offsetting hedges of the pipeline, is monitored daily and its daily limit is +/- 5%. Actual fair value changes of derivatives may not fully offset fair value changes of IRLCs and loans due to many factors including basis risk or market volatility. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net or Gain on reverse loans and HMBS-related borrowings, net in our consolidated statements of operations.
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
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Reverse Loans Held for Sale pooled into HMBS, previously, Held for Investment and Related Derivatives
We assess and manage our interest rate risk on a daily basis primarily using sensitivity analyses. We develop sensitivity analyses to determine the impact on our earnings and financial condition across various interest rate scenarios that could be expected over different time horizons. Our interest rate exposure spans from overnight rates to 30-year rates, with increased sensitivity related to the 5-, 10-, and 30-year rates. Sensitivity analyses are based on hypothetical change in values of different interest-rate sensitive assets and liabilities together with our hedges and are presented under a set instantaneous +/- 25, +/- 50 and +/- 100 basis point parallel move in rates. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear and other factors may apply, such as change in yield, spreads or other assumptions.
The following table summarizes the estimated change in the fair value of our MSRs, reverse loans held for sale pooled into HMBS, previously, loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives, given hypothetical instantaneous parallel shift in the yield curves and based on our hedge coverage ratio as of December 31, 2025. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear, among other factors. The net fair value impact due to hypothetical interest rate shocks in the below table reflects the risk management and hedging discipline we maintain, including the targeted, highly effective hedge coverage of our MSR, pipeline and reverse MSR exposures. We evaluate our exposure and hedges on a daily basis and rebalance our positions as warranted by market conditions and as we deem necessary. For example, if rates were to significantly increase, we may change our hedge profile to reduce our targeted total net exposure in upward rate scenarios, as illustrated in the below table.

	Change in Fair Value Due to Hypothetical Interest Rate Changes
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$19	9	5	(5)	(9)	$(19)
Reverse loans held for sale pooled into HMBS - Unsecuritized HECM loans and tails	—	—	—	—	—	—
Loans held for sale	64	42	23	(29)	(63)	(143)
Derivative instruments	133	58	26	(22)	(40)	(67)
Total MSRs - Agency and non-Agency	(208)	(105)	(52)	49	94	165
IRLCs	(8)	(5)	(2)	2	5	9
Total, net exposure	$—	(1)	—	(4)	(14)	$(55)
Borrowings
The majority of the collateralized debt used to finance our operations is based on variable rates, but remains exposed to interest rate fluctuations between repricing dates. Our corporate debt and reverse mortgage securitization notes are based on fixed interest rates. As servicer, we are also exposed to the impact of interest rate fluctuations on the float income we earn on balances held in trust from the date a loan payment is received from borrowers to the date funds are forwarded to investors.
Based on December 31, 2025 balances, if interest rates were to decrease by 100 bps (hypothetical instantaneous parallel shift in the yield curves), we estimate a net positive impact on our annual profitability of approximately $0.6 million resulting from a decrease of $27.7 million in annual interest income and other credits on cash deposits and float balances, and a decrease of $28.3 million in annual interest expense on our variable-rate debt.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We did not enter into any foreign currency hedging derivative instruments during the three-year period ended December 31, 2025.

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
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 31, 2025, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.
The effectiveness of Onity’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.
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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
The additional information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2026 Annual Meeting, which we intend to file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2025.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1) and (2) Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Onity Group Inc. and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits.
	3.1	Amended and Restated Articles of Incorporation, as amended (19)
	3.2	Amended and Restated Bylaws of Onity Group Inc. (7)
	4.1	Form of Certificate of Common Stock (1)
	4.2	Form of Series B Preferred Stock (17)
	4.3	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
	4.4	Description of Common Stock (11)
	10.1*	Onity Group Inc. 1998 Annual Incentive Plan, as amended (filed herewith)
	10.2*	Onity Group Inc. Deferral Plan for Directors, dated March 7, 2005 (2)
	10.3*	Onity Group Inc. 2007 Equity Incentive Plan, dated May 10, 2007 (3)
	10.4*	Onity Group Inc. 2017 Performance Incentive Plan, as amended (12)
	10.5*	Form of Indemnification Agreement (5)
	10.6*	Form of Undertaking to Repay Advancement of Indemnification Expenses (5)
	10.7(a)	Transfer Agreement dated as of July 23, 2017 by and between Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Onity Group Inc., and New Residential Investment Corp., as amended (filed herewith)
	10.8(a)	Subservicing Agreement dated as of July 23, 2017 by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC, as amended (filed herewith)
10.9(a)
New RMSR Agreement, dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC, as amended (filed herewith)

	10.10(a)	Subservicing Agreement dated as of August 17, 2018 between New Penn Financial, LLC and Ocwen Loan Servicing, LLC, as amended (filed herewith)
	10.11*	Offer Letter, dated April 17, 2018, between Onity Group Inc. and Glen Messina, as amended (13)
	10.12*	Offer Letter dated May 11, 2022 between Onity Group Inc. and Sean O’Neil (4)
	10.13*	Form of Director Restricted Stock Unit Agreement (1)
	10.14*	Amended and Restated Onity Group Inc. United States Basic Severance Plan (6)
	10.15*	Amended and Restated Onity Group Inc. United States Change in Control Severance Plan (6)
	10.16*	Onity Group Inc. Executive Nonqualified Deferred Compensation Plan (14)
	10.17*	Onity Group Inc. 2021 Equity Incentive Plan, as amended (8)
	10.18	Registration Rights Agreement dated as of March 4, 2021 between Onity Group Inc. and entities managed by Oaktree Capital Management L.P. (10)
	10.19	Registration Rights Agreement dated as of November 1, 2024 between Onity Group Inc. and affiliates of Waterfall Asset Management, LLC (17)
	10.20	Indenture, dated as of November 6, 2024, by and between PHH Escrow Issuer LLC and Wilmington Trust, national association, as trustee and collateral trustee (18)

10.21
Supplemental Indenture, dated as of November 27, 2024, among PHH Corporation, Onity Group Inc., the other guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral trustee (20)

10.22
Second Supplemental Indenture, dated as of January 30, 2026, among PHH Corporation, Onity Group Inc., the other guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral trustee (22)

10.23
Pledge and Security Agreement, dated as of November 27, 2024, among the PHH Corporation, PHH Escrow Issuer LLC, Onity Group Inc. the other grantors party thereto, and Wilmington Trust, National Association, as collateral trustee (20)

10.24(a)	Transaction Agreement dated September 30, 2024 among the Company, OCW MAV Holdings, LLC, MAV Canopy HoldCo I, LLC, MSR Asset Vehicle LLC and the other parties thereto (19)
10.25*	Form of 2023 Annual Performance-Based Cash Award Agreement (15)
10.26*	Form of 2023 Annual Performance-Based Stock Award Agreement (15)
10.27*	Form of 2023 Annual Time-Based Cash Award Agreement (15)
10.28*	Form of 2023 Annual Time-Based Stock Award Agreement (15)
10.29*	Form of 2024 Annual Performance-Based Cash Award Agreement (16)
10.30*	Form of 2024 Annual Performance-Based Stock Award Agreement (16)
10.31*	Form of 2024 Special Time-Based Stock Award Agreement (16)
10.32*	Form of 2025 Annual Performance-Based Cash Award Agreement (21)
10.33(a)	Asset Purchase Agreement dated as of November 17, 2025 between PHH Mortgage Corporation and Finance of America Reverse LLC (filed herewith)
10.34(a)	Reverse Mortgage Servicing Rights Purchase and Sale Agreement dates as of November 17, 2025 between PHH Mortgage Corporation and Finance of America Reverse LLC (filed herewith)
19.1	Insider Trading Prevention Policy (23)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	Onity Group Inc. Incentive Compensation Clawback Policy (15)
99.1	Supplemental Information Pursuant to the Indenture dated as of November 6, 2024 (filed herewith)
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (included as Exhibit 101).
*    Management contract or compensatory plan or agreement.

(a)    Certain information has been omitted in accordance with Item 601(b)(10) of Regulation S-K because it is both not material and is the type of information that the Registrant treats as private or confidential. An unredacted copy will be furnished supplementally to the SEC upon request.
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

(7) Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.
(8) Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on May 28, 2024.
(9) Incorporated by reference to the similarly described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed on August 5, 2021.
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
(16) Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 filed on May 2, 2024.
(17) Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8‑K filed on November 5, 2024.
(18) Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8‑K filed on November 6, 2024.
(19) Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10‑Q for the period ended September 30, 2024 filed on November 7, 2024.
(20) Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on December 3, 2024.
(21) Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 filed on April 30, 2025.
(22) Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed on February 2, 2026.
(23) Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 21, 2025.
ITEM 16.    FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Onity Group Inc.

	By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer
Date: February 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Glen A. Messina	Date: February 17, 2026
Glen A. Messina, Chair of the Board of Directors, President and Chief Executive Officer (principal executive officer)

/s/ Alan J. Bowers	Date: February 17, 2026
Alan J. Bowers, Director

/s/ Jenne K. Britell	Date: February 17, 2026
Jenne K. Britell, Director

/s/ Jacques J. Busquet	Date: February 17, 2026
Jacques J. Busquet, Director

/s/ Claudia J. Merkle	Date: February 17, 2026
Claudia J. Merkle, Director

/s/ Dawn C. Morris	Date: February 17, 2026
Dawn C. Morris, Director

/s/ DeForest B. Soaries, Jr.	Date: February 17, 2026
DeForest B. Soaries, Jr., Director

/s/ Kevin Stein	Date: February 17, 2026
Kevin Stein, Director

/s/ Robert S. Welborn	Date: February 17, 2026
Robert S. Welborn, Director

/s/ Sean B. O’ Neil	Date: February 17, 2026
Sean B. O’Neil, Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Francois Grunenwald	Date: February 17, 2026
Francois Grunenwald, Senior Vice President and Chief Accounting Officer (principal accounting officer)

ONITY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2025

ONITY GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Onity Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Onity Group Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Fair Value - Mortgage Servicing Rights — Refer to Notes 3, 7, and 9 to the financial statements
Critical Audit Matter Description
The Company has elected to account for its mortgage servicing rights (“MSRs”) at fair value. The determination of the fair value of MSRs requires management judgment due to the significant assumptions that underlie the valuation. The Company estimates the fair value of its MSRs with the assistance of independent third-party valuation experts that use prepayment speeds, current market data, and a discounted cash flow model. The significant unobservable assumptions used in the valuation of MSRs include prepayment speeds, cost to service, and discount rates. MSRs were $2.8 billion at December 31, 2025, which are classified as Level 3 in the valuation hierarchy. A change in the significant unobservable valuation assumptions utilized might result in a significantly higher or lower fair value measurement.

We identified the valuation of MSRs, as well as the MSR valuation adjustment, net, as a critical audit matter because of (i) the significant judgments made by management in determining the prepayment speeds, cost to service, and discount rates assumptions, and (ii) the high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of these significant unobservable valuation assumptions.

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
Fair Value – Reverse Mortgages — Refer to Notes 3 and 5 to the financial statements
Critical Audit Matter Description

The Company has elected to account for its reverse mortgage loans at fair value. The determination of the fair value of reverse mortgage loans requires management judgment due to the significant assumptions that underlie the valuation. The Company estimates the fair value of reverse mortgage loans with the assistance of independent third-party valuation experts that use an expected future cash flow model discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including future draw commitments on reverse mortgage loans. Reverse mortgage loans were $9.8 billion at December 31, 2025, which is classified as Level 3 in the valuation hierarchy. A change in the valuation assumptions utilized might result in a significantly higher or lower fair value measurement.

We identified the valuation of reverse mortgage loans as a critical audit matter because of (i) the significant judgments made by management in determining the voluntary/involuntary prepayment speeds and discount rate assumptions, all of which are unobservable, and (ii) the high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of these significant unobservable valuation assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant unobservable valuation assumptions used by management to estimate the fair value of the Company’s reverse mortgage loans included the following, among others:

•We tested the design and operating effectiveness of controls over management’s valuation of reverse mortgage loans and management’s evaluation of the reasonableness of the significant unobservable assumptions, and data utilized in the valuation model.
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

Income Tax Valuation Allowance — Refer to Note 21 to the financial statements
Critical Audit Matter Description

The Company records deferred tax assets primarily related to temporary differences and net operating loss carryforwards. The Company evaluates whether it is more likely than not that some portion or all of its deferred tax assets will not be realized and, if so, records a valuation allowance. As of December 31, 2025, the Company recorded a valuation allowance of $26.5 million against net deferred tax assets of $150.3 million.

We identified management’s determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets as a critical audit matter because of the significant judgments and estimates management makes related to taxable income. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates of taxable income.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of key assumptions in the Company’s valuation allowance analysis, including the completeness of deferred tax assets and the timing and reversal patterns of deferred tax assets and liabilities to ensure sufficient taxable income generation.

•We tested the design and operating effectiveness of controls over the review of the Company’s valuation allowance analysis, as well as the review of the population of deferred tax assets and analysis that the deferred tax assets will be realized.
•We assessed the Company's evaluation of all available evidence, including the historical pattern of pretax book income, taxable income, recent operating performance, and the significance of objectively verifiable evidence.
•We tested the underlying data used in the valuation allowance analysis, including deferred tax asset components, carryforward attributes, the ability to use the attributes given the appropriate income character and timing, and relevant tax rates.
•We evaluated forecasts of future taxable income used to support realization by comparing key assumptions to (i) historical results, (ii) Board-approved budgets or strategic plans, and (iii) other audit evidence obtained.
•We involved income tax specialists to assist in evaluating the technical application of relevant accounting guidance, the application of relevant Federal and state income tax law, and the Company's judgments related to realization, including jurisdictional considerations and carryforward limitations.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 17, 2026
We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Onity Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Onity Group Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 17, 2026

ONITY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$180.5	$184.8
Restricted cash ($37.3 and $29.1 related to variable interest entities (VIEs))	84.1	80.8
Mortgage servicing rights (MSRs), at fair value	2,825.3	2,466.3
Advances, net ($364.5 and $481.8 related to VIEs)	483.4	577.2
Loans held for sale, at fair value ($1,199.8 and $575.4 related to VIEs)	1,891.7	1,290.2
Reverse loans held for sale pooled into Home Equity Conversion Mortgage Backed Securities (HMBS), at fair value	9,807.5	—
Loans held for investment, at fair value	—	11,125.3
Receivables, net ($64.2 and $31.9 related to VIEs)	189.8	176.4
Premises and equipment, net	10.8	11.0
Other assets ($28.4 and $15.7 carried at fair value) ($83.4 and $42.0 related to VIEs)	273.9	111.3
Contingent loan repurchase asset	423.6	412.2
Total assets	$16,170.6	$16,435.4

Liabilities and Stockholders’ Equity
Liabilities
HMBS-related borrowings, at fair value	$9,611.7	$10,872.1
MSR related financing liabilities, at fair value	842.0	846.9
MSR financing facilities, net	1,285.2	957.9
Advance match funded liabilities ($341.4 and $416.5 related to VIEs)	341.9	417.1
Mortgage warehouse facilities	1,224.6	1,046.3
Reverse mortgage securitization notes, net (related to VIE)	899.3	481.9
Senior notes, net	489.6	487.4
Other liabilities ($10.2 and $28.0 carried at fair value)	374.9	420.6
Contingent loan repurchase liability	423.6	412.2
Total liabilities	15,492.8	15,942.5

Commitments and Contingencies (Notes 26 and 27)

Mezzanine Equity
Series B Preferred stock, $0.01 par value and $25.00 liquidation preference value; 2,400,000 shares authorized; 2,111,786 and 2,111,787 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	49.9	49.9

Stockholders’ Equity
Common stock, $0.01 par value; 13,333,333 shares authorized; 8,521,636 and 7,873,053 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	0.1	0.1
Additional paid-in capital	556.1	559.3
Retained earnings (Accumulated deficit)	71.9	(117.6)
Accumulated other comprehensive income (loss), net of income taxes	(0.1)	1.2
Total stockholders’ equity	627.9	442.9
Total liabilities, mezzanine equity and stockholders’ equity	$16,170.6	$16,435.4

The accompanying notes are an integral part of these consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenue
Servicing and subservicing fees	$857.2	$832.5	$947.3
Gain on reverse loans and HMBS-related borrowings, net	58.8	42.5	46.7
Gain on loans held for sale, net	93.0	59.0	40.6
Other revenue, net	57.8	42.0	32.0
Total revenue	1,066.7	976.0	1,066.7

MSR valuation adjustments, net	(169.8)	(96.2)	(232.2)

Operating expenses
Compensation and benefits	252.6	232.5	229.2
Servicing and origination	58.9	52.3	57.3
Technology and communications	64.1	52.9	52.5
Professional services	67.8	52.6	22.3
Occupancy, equipment and mailing	33.6	31.4	31.8
Other expenses	14.7	14.7	19.0
Total operating expenses	491.7	436.5	412.1

Other income (expense)
Interest income	135.4	93.3	78.0
Interest expense	(308.6)	(288.9)	(273.6)
Pledged MSR liability expense	(169.5)	(175.4)	(296.3)
Gain (loss) on extinguishment of debt	—	(49.4)	1.3
Earnings of equity method investee	—	22.9	7.3
Other, net	0.3	(6.6)	$2.8
Other income (expense), net	(342.4)	(404.1)	(480.5)

Income (loss) before income taxes	62.7	39.3	(58.1)
Income tax expense (benefit)	(126.8)	5.3	5.6
Net income (loss)	189.5	33.9	(63.7)
Preferred stock dividend	(4.2)	(0.5)	—
Net income (loss) attributable to common stockholders	$185.4	$33.4	$(63.7)

Earnings (loss) per share attributable to common stockholders
Basic	$23.07	$4.28	$(8.34)
Diluted	$21.46	$4.13	(8.34)

Weighted average common shares outstanding
Basic	8,035,942	7,816,093	7,635,584
Diluted	8,637,309	8,087,535	7,635,584

The accompanying notes are an integral part of these consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss)	$189.5	$33.9	$(63.7)
Other comprehensive income (loss), net of income taxes:
Change in unfunded pension plan obligation liability	(1.3)	2.3	1.2
Other	—	—	0.1
Comprehensive income (loss)	$188.2	$36.3	$(62.4)

The accompanying notes are an integral part of these consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 and 2023
(Dollars in millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at January 1, 2023	7,526,117	$0.1	$547.0	$(87.9)	$(2.5)	$456.7
Net loss	—	—	—	(63.7)	—	(63.7)
Repurchase of common stock	—	—	—	—	—	—
Equity-based compensation and other	158,284	—	7.5	—	—	7.5
Other comprehensive income, net of income taxes	—	—	—	—	1.3	1.3
Balance at December 31, 2023	7,684,401	0.1	554.5	(151.6)	(1.2)	401.8
Net income	—	—	—	33.9	—	33.9
Preferred stock dividend ($0.24 per share)	—	—	(0.5)	—	—	(0.5)
Equity-based compensation and other	188,652	—	5.4	—	—	5.4
Other comprehensive income, net of income taxes	—	—	—	—	2.4	2.4
Balance at December 31, 2024	7,873,053	0.1	559.3	(117.6)	1.2	442.9
Net income	—	—	—	189.5	—	189.5
Preferred stock dividend ($1.97 per share)	—	—	(4.2)	—	—	(4.2)
Exercise of common stock warrants	462,762	—	(3.5)	—	—	(3.5)
Equity-based compensation and other	185,821	—	4.4	—	—	4.4
Other comprehensive loss, net of income taxes	—	—	—	—	(1.3)	(1.3)
Balance at December 31, 2025	8,521,636	$0.1	$556.1	$71.9	$(0.1)	$627.9
The accompanying notes are an integral part of these consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$189.5	$33.9	$(63.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	241.2	166.9	326.4
Provision for bad debts (advances and receivables)	17.8	24.0	25.7
Provision for indemnification obligations	10.4	4.0	4.6
Depreciation	4.4	5.4	7.0
Amortization of debt issuance costs and discount	27.6	34.9	18.0
Amortization of intangibles	1.0	2.9	5.1
Loss (gain) on extinguishment of debt	—	49.4	(1.3)
Equity-based compensation expense	7.6	7.8	9.7
Interest capitalized on reverse buyouts	(47.0)	(28.7)	(15.5)
Deferred income tax (benefit) expense	(120.6)	(0.2)	(0.4)
Gain on reverse loans and HMBS-related borrowings, net	(39.2)	(26.3)	(35.0)
Net gain on sale of investment in equity method investee	—	(13.7)	—
Gain on loans held for sale, net	(93.0)	(59.0)	(40.6)
Changes in assets and liabilities:
Decrease in advances	69.5	81.9	76.1
Decrease in receivables and other assets	79.7	16.9	52.9
Increase in derivatives	(75.8)	(46.0)	(37.3)
Increase (decrease) in other liabilities	(25.7)	16.5	(65.0)
Cash flows from loans held for sale:
Origination and purchase of loans held for sale	(25,523.3)	(17,797.5)	(12,797.7)
Proceeds from sale and collections of loans held for sale	24,532.8	16,960.5	12,539.8
Other, net	(5.1)	(7.2)	1.7
Net cash provided by (used in) operating activities	(748.0)	(573.8)	10.4

Cash flows from investing activities
Origination of loans held for investment	(953.0)	(1,125.0)	(1,033.4)
Principal payments received on loans held for investment	3,031.5	1,495.8	1,078.0
Purchase of MSRs	(373.4)	(232.4)	(120.0)
Proceeds from sale of MSRs	138.8	204.8	0.9
Distribution from (investment in) equity method investee, net	—	4.7	4.4
Net proceeds from sale of investment in equity method investee	—	46.3	—
Acquisition of advances in connection with MSR transactions	(5.1)	(0.8)	(42.2)
Proceeds from sale of advances in connection with MSR transactions	1.5	14.6	6.4
Purchase of real estate	(41.3)	(36.9)	(10.7)
Proceeds from sale of real estate	51.2	30.7	18.5
Additions to premises and equipment	(2.9)	(0.8)	(2.2)
Other, net	—	0.4	0.1
Net cash provided by (used in) investing activities	1,847.5	401.3	(100.3)
Cash flows from financing activities
Repayment of advance match funded liabilities, net	(75.2)	(82.6)	(13.9)
Proceeds from (repayment of) mortgage warehouse facilities, net	178.3	479.1	(135.5)
Proceeds from reverse mortgage securitization notes	701.7	569.9	242.0
Repayment of reverse mortgage securitization notes	(301.3)	(246.3)	(100.5)
Proceeds from (repayment of) MSR financing facilities, net	329.2	43.4	(36.0)
Repurchase and repayment of Senior notes	—	(659.2)	(13.5)
Proceeds from issuance of Senior notes	—	497.8	—
Payment of debt issuance costs	(7.9)	(16.8)	(4.2)
Proceeds from MSR related financing liabilities	66.7	51.8	243.4
Repayment of MSR related financing liabilities	(71.4)	(71.2)	(95.3)
Proceeds from sale of HECM or reverse mortgages, accounted for as a financing (HMBS-related borrowings)	1,086.2	1,073.5	1,054.6
Repayment of HMBS-related borrowings	(2,999.0)	(1,474.7)	(1,070.1)
Proceeds from issuance of preferred stock	—	20.0	—
Payment of preferred stock issuance costs	—	(1.3)	—
Payment of preferred stock dividend	(4.2)	(0.5)	—
Payment on exercise of common stock warrants	(3.5)	—	—
Net cash provided by (used in) financing activities	(1,100.5)	182.9	70.8

Net increase (decrease) in cash, cash equivalents and restricted cash	(1.0)	10.4	(19.1)
Cash, cash equivalents and restricted cash at beginning of year	265.6	255.1	274.2
Cash, cash equivalents and restricted cash at end of year	$264.6	$265.6	$255.1

Supplemental cash flow information
Interest paid	$280.2	$251.2	$253.8
Income tax payments (refunds), net
Federal	$2.3	$9.5	$0.1
State	1.6	0.6	0.5
Foreign	3.6	2.6	(5.2)
	$7.6	$12.8	$(4.6)

Supplemental non-cash investing and financing activities
HECM loans held for investment acquired at fair value	$—	$(2,912.7)	$—
HMBS-related borrowings assumed at fair value	—	2,880.9	—
Series B Preferred stock issuance at fair value	—	51.3	—
Other, net	—	0.5	—
Net cash received (paid) on HECM transactions	$—	$20.0	$—

Recognition (derecognition) of gross right-of-use asset and lease liability:
Right-of-use asset	$1.3	$2.5	$(2.3)
Lease liability	1.3	2.4	(2.3)

Derecognition of MSRs and MSR related financing liabilities, at fair value:
MSR, at fair value	$(12.2)	$(85.7)	$(454.3)
MSR related financing liability, at fair value - MSR pledged liability	(12.2)	(85.7)	(454.3)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets and consolidated statements of cash flows:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$180.5	$184.8	$201.6
Restricted cash and equivalents:
Debt service accounts	42.6	33.6	32.3
Other restricted cash	41.4	47.1	21.2
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$264.6	$265.6	$255.1
The accompanying notes are an integral part of these consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023
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
Onity directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including PHH since its acquisition on October 4, 2018, PHH Asset Services, LLC (PAS), Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS). Effective November 27, 2024, Onity completed the sale of its 15% equity interest in MAV Canopy HoldCo I, LLC (MAV Canopy) which invested in mortgage servicing assets through its licensed mortgage subsidiary MSR Asset Vehicle LLC (MAV). See Note 12 — Investment in Equity Method Investee and Related Party Transactions for additional information.
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
We source our servicing portfolio through multiple channels, including retail, wholesale, correspondent, flow MSR purchase agreements, the Agency Cash Window programs and bulk MSR purchases. We originate, purchase, sell and securitize conventional (conforming to the GSE underwriting standards) loans and government-insured (Federal Housing Administration (FHA), Department of Veterans Affairs (VA) or United States Department of Agriculture (USDA)) and other forward mortgage loans, generally with servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate and purchase Home Equity Conversion Mortgage (HECM) loans, or reverse mortgages, which are mostly insured by the FHA and we are an approved issuer of Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae.
In November 2025, PHH agreed to sell at book value its HECM loan portfolio and HMBS related borrowings to Finance of America Reverse LLC (“FAR”) and subservice the sold portfolio and additional loans from FAR for an initial three-year term. FAR agreed to acquire PHH’s originations pipeline of reverse mortgage loans and assume some of PHH’s U.S. based reverse originations employees. PHH agreed to discontinue its reverse originations business upon closing. At December 31, 2025, the closing of the transaction remains contingent on Ginnie Mae's approval (also see Note 5 - Reverse Mortgages).
We had a total of approximately 4,300 employees at December 31, 2025 of which approximately 2,800 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines provide support services to our loan servicing and originations businesses and our corporate functions.
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
Change in Presentation
For increased transparency, we separately presented “Mortgage warehouse facilities” and “Reverse mortgage securitization notes” on the face of the consolidated balance sheet and associated activities in the consolidated cash flow statements, which were previously included in “Mortgage loan financing facilities”. Similarly, for increased transparency, we separately presented “Interest capitalized on reverse buyout loans” on the face of the consolidated statement of cash flows, which were previously included in “Other, net” and “Decrease in receivables and other assets”. Prior-period amounts have been reclassified to conform to the current-period presentation.
Without changing any amounts or classification, we changed the name “Other financing liabilities, at fair value” to “MSR related financing liabilities, at fair value” within our consolidated balance sheet as the balance only relates to MSR activities.
These presentation changes had no impact on our consolidated statements of operations, no impact on our consolidated balance sheets and no impact on the respective operating, investing and financing cash flows in our consolidated statements of cash flows.
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
Restricted Cash
We define Restricted cash as any cash that is legally restricted as to withdrawal or usage. Restricted cash includes amounts specifically designated to repay debt, to provide over-collateralization for MSR financing facilities, reverse mortgage securitization notes, mortgage warehouse financing facilities and match funded debt facilities, and to provide additional collateral to support certain obligations, including derivative instruments and letters of credit.
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
We account for servicing right assets and liabilities at fair value, and report changes in fair value in earnings (MSR valuation adjustments, net) in the period in which the changes occur.
In connection with our MSRs, we collect servicing fees, generally expressed as a percent of UPB, from the borrowers’ payments. In addition, we may collect late fees, prepayment penalties, float earnings and other ancillary fees. We recognize servicing fees and ancillary income as revenue when earned, which is generally when the borrowers’ payments are collected, when loans are modified or liquidated through the sale of the underlying real estate collateral.

Under our subservicing agreements, we earn fees for subservicing mortgage loans, generally expressed as fee per loan by loan performing status, and collect from the owner of the servicing. We recognize subservicing fees and ancillary income as revenue when earned, which is generally when subservicing services are performed.
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
Reverse loan repurchases (or reverse buyouts) are classified as loans held for sale and recorded at fair value, except for those loans that we expect to assign to HUD and are classified as Receivables (as reimbursement from HUD is generally received within 60 days). Reverse loans held for sale are reclassified to Real Estate Owned (REO) within Other assets or Receivables as the loans move through the resolution process and permissible claims are submitted to HUD for reimbursement. Specifically, loans are reclassified to REO when we obtain legal title to the property upon completion of foreclosure or through completion of a deed in lieu of foreclosure.
Loans Held for Investment and Reverse Loans Held for Sale Pooled into HMBS
Originated and purchased reverse mortgage loans that are insured by the FHA (or HECM loans, interchangeably) and pooled into Ginnie Mae guaranteed securities that we sell into the secondary market with servicing rights retained are classified as loans held for sale at fair value at December 31, 2025, and previously classified as loans held for investment at fair value. Loans were reclassified to loans held for sale in November 2025 as the Company intends to sell the loans to Finance of America Reverse LLC along with the HMBS-related borrowings. We have elected to measure these loans at fair value, with changes in fair value reported in Gain on reverse loans and HMBS-related borrowings, net in the consolidated statements of operations. Loan transfers in these Ginnie Mae securitizations do not meet the definition of a participating interest and as a result, the transfers of the reverse mortgages do not qualify for sale accounting. Therefore, we account for these transfers as secured financings, with the reverse mortgages classified as Reverse loans held for sale pooled into HMBS, at fair value, previously classified as Loans held for investment, at fair value, on our consolidated balance sheets. We record the proceeds from the transfer of assets as secured borrowings (HMBS-related borrowings) and recognize no gain or loss on the transfer.
We report originations and collections of HECM loans pooled into HMBS in investing activities in the consolidated statements of cash flows for those loans that were originated or purchased through November 2025, and in operating activities for those loans that were originated or purchased thereafter. We report net fair value gains on HECM loans and the related HMBS borrowings as an adjustment to the net cash provided by or used in operating activities in the consolidated statements of cash flows. Proceeds from securitizations of HECM loans and payments on HMBS-related borrowings are included in financing activities in the consolidated statements of cash flows.
Gain on Reverse Loans and HMBS-Related Borrowings, Net
We measure the HECM loans held for investment and held for sale pooled into HMBS, and HMBS-related borrowings at fair value on a recurring basis. The fair value gains and losses of the HECM loans pooled into HMBS and HMBS-related borrowings are included in Gain on reverse loans and HMBS-related borrowings, net in our consolidated statements of operations. Included in net fair value gains and losses on the securitized HECM loans and HMBS-related borrowings are the interest income on the securitized HECM loans and the interest expense on the HMBS-related borrowings, together with the realized gains or losses on tail securitization. Interest is generally capitalized into the principal on a monthly basis. In addition, Gain on reverse loans and HMBS-related borrowings, net includes the fair value changes of the interest rate lock commitments related to new reverse mortgage loans through securitization date, reported in the Originations segment.
Upfront costs and fees related to HECM loans, including broker fees, are recognized in Gain on reverse loans and HMBS-related borrowings, net in the consolidated statements of operations as incurred and are not capitalized. Premiums on loans purchased via the correspondent channel are capitalized upon origination because they represent part of the purchase price. However, the loans are subsequently measured at fair value on a recurring basis.
Gain on reverse loans and HMBS-related borrowings, net excludes subservicing fees and ancillary income associated with our subservicing agreements, that are reported in Servicing and subservicing fees in our consolidated statements of operations.

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
In order to determine whether or not a VIE is required to be consolidated, we consider our ongoing involvement with the VIE. In circumstances where we have both the power to direct the activities that most significantly impact the performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be significant, we would conclude that we would consolidate the entity, which precludes us from recording an accounting sale in connection with the transfer of the financial assets. In the case of a consolidated VIE, we continue to report the underlying residential mortgage loans, servicing advances, MSRs or other assets, and we record the securitized debt issued to third parties on our consolidated balance sheet.
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
A sale of MSRs shall be recognized as a sale for accounting purposes if substantially all the risks and rewards inherent in owning the MSRs have been effectively transferred to the buyer, title has transferred to the buyer, investor approval has been received and any protection provisions retained by the seller are minor and can be reasonably estimated. In the case of transfers of MSRs accounted for as a sale where we retain the right to subservice, we defer any related gain or loss and amortize the balance over the life of the subservicing agreement. A loss shall be recognized currently if we determine that prepayments of the underlying mortgage loans may result in performing the future servicing at a loss.
MSR Related Financing Liabilities and Pledged MSR Liability Expense
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
Accordingly, when an MSR transaction does not achieve sale accounting treatment, we recognize the proceeds received and a corresponding liability, referred to as Pledged MSR liability within MSR related financing liabilities, that we subsequently remeasure at fair value with fair value gains and losses reported within MSR valuation adjustments, net in the consolidated statements of operations. In the case of a sale of MSRs accounted for as a secured financing where we retain the right to subservice, no gain or loss is generally recognized on the transfer. A gain or loss may be recognized to the extent the estimated fair value of the pledged MSR liability differs from the total proceeds of the MSR transfer. If the criteria for MSR sale recognition are not met, the servicing fee collected on behalf of MSR transferee and related ancillary income remain reported within Servicing and subservicing fees. Servicing fee remittance, net of the subservicing fee we are entitled to, is reported within Pledged MSR liability expense in the consolidated statements of operations.
Subsequent to the determination that a transaction does not meet the accounting sale criteria, we may determine that we meet the criteria. In the event we subsequently meet the accounting sale criteria, we derecognize the transferred assets and related liabilities. See Note 8 — MSR Related Financing Liabilities, at Fair Value.
In addition, we report within MSR related financing liabilities, at fair value certain financing liabilities, including certain ESS liabilities collateralized by, or referenced to MSR portfolios, for which we elected to measure under the fair value option. The fair value gains and losses of these financial liabilities are reported within MSR valuation adjustments, net in the consolidated statements of operations. The excess servicing spread remittance is reported within Pledged MSR liability expense in the consolidated statements of operations. Because the proceeds we received in connection with transfers of MSRs are accounted for as secured financings, additions to, and reductions in, the balance of the MSR related financing liabilities are presented as financing activity in our consolidated statements of cash flows, excluding the changes in fair value attributable to inputs and assumptions.

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
Derivative Financial Instruments
We use derivative instruments to manage the fair value changes in our MSRs, interest rate lock commitments and loan portfolios which are exposed to interest rate risk. We do not use derivative instruments for trading or speculative purposes. We recognize all derivative instruments at fair value on our consolidated balance sheets in Other assets and Other liabilities. While we may have legally enforceable master netting agreements, derivative receivables and payables and related cash collateral with the same counterparty are separately presented (on a gross basis) on our consolidated balance sheets. Derivative instruments are generally entered into as economic hedges against changes in the fair value of a recognized asset or liability and are not designated as hedges for accounting purposes. We generally report the changes in fair value of such derivative instruments in the same line item in the consolidated statements of operations as the changes in fair value of the related asset or liability. For all other derivative instruments not designated as a hedging instrument, we report changes in fair value in Other, net. Cash flows associated with derivative instruments and their related gains and losses are presented within Cash flows from operating activities.
Real Estate Owned (REO)
Foreclosed real estate received in full or partial satisfaction of a loan is classified as held for sale and initially recorded at the fair value less cost to sell the property, referred to as initial cost, within Other assets on our consolidated balance sheets. The carrying amount of the loan is reduced to the initial cost of the property at the time of receipt. REO acquired from third parties, generally in connection with our acquisitions and securitizations of reverse buyouts, are initially recorded at purchase price. REO properties are subsequently recorded at the lower of initial cost and fair value less cost to sell the property through a valuation allowance.
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
Intangible assets primarily consist of previously acquired reverse subservicing contract intangible assets that are being amortized ratably over the five-year term of the respective subservicing contracts based on portfolio runoff. Intangible assets are included in Other assets, net of accumulated amortization, on our consolidated balance sheets, and amortization expense is included in Other expenses in our consolidated statements of operations.
Investments in Equity Method Investee
We account for investments in unconsolidated entities in which we hold a significant, but less than controlling, ownership interest using the equity method. These investments included our investment in MAV Canopy through its sale in November 2024. Under ASC 323: Investments - Equity Method and Joint Ventures, an investment of less than 20 percent of the voting stock of an investee shall lead to a presumption that an investor does not have the ability to exercise significant influence unless such ability can be demonstrated.
Under the equity method of accounting, investments are initially recorded at cost and thereafter adjusted for additional investments, distributions and the proportionate share of earnings or losses of the investee. We evaluate our equity method investments for impairment when events or changes in circumstances indicate that an other-than‐temporary decline in value may have occurred. We present distributions received from equity method investees in our consolidated statements of cash flows using the cumulative earnings approach. We present gains or losses from the sale of an equity method investment in Earnings of equity method investee within the Other income (expense) section of our consolidated statement of operations.
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
The amendments in this ASU are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. A joint venture formed prior to the adoption date may elect to apply the new guidance retrospectively back to the original formation date. Our adoption of this standard on January 1, 2025 did not have a material impact on our consolidated financial statements.
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
The amendments in this ASU were effective in the 2025 annual period and did not have a material impact on our consolidated financial statements upon adoption. Our adoption of the ASU resulted in additional disclosures, as required: refer to Note 21 — Income Taxes and supplemental cash flow information within the consolidated statements of cash flows. The ASU was applied prospectively in these financial statements. For interim periods, the amended disclosures are required effective in 2026 and we do not anticipate a material impact on our consolidated financial statements.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Years Ended December 31,
	2025	2024	2023
Proceeds received from securitizations	$24,185.8	$16,787.8	$12,344.0
Servicing fees collected (1)	177.1	153.3	121.9
Purchases of previously transferred assets, net of claims reimbursed	(15.0)	(10.0)	(17.9)
	$24,348.0	$16,931.1	$12,448.0
(1)We receive servicing fees based upon the securitized loan UPB and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the consolidated statements of operations.
In connection with these transfers, we retained MSRs of $385.7 million, $247.6 million and $183.0 million during 2025, 2024 and 2023, respectively.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	December 31,
	2025	2024
Carrying value of assets
MSRs, at fair value	$978.2	$734.2
Advances	119.6	129.6
UPB of loans transferred (1)	64,876.2	49,641.2
Maximum exposure to loss (2)	$65,974.0	$50,505.0
(1)Includes $17.5 billion and $11.7 billion of loans delivered to Ginnie Mae as of December 31, 2025 and 2024, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
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
At December 31, 2025 and 2024, 2.2% and 2.7%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 5.5% and 7.0%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the definition of a participating interest and the servicing requirements require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk. As a result, the transfers of the HECM loans do not qualify for sale accounting, and therefore, we account for these transfers as secured financings, with the HECM loans classified as Loans held for investment, at fair value through November 2025 and Reverse loans held for sale pooled into HMBS, at fair value thereafter, on our consolidated balance sheets. Holders of participating interests in the HMBS have no recourse against the assets of Onity, except with respect to standard representations and warranties and our contractual obligation to service the HECM loans and the HMBS.
Financing of Loans Held for Sale, Receivables and Other Assets using SPEs
We consolidate SPEs (trusts) in connection with mortgage warehouse financing facilities structured as repurchase or gestation repurchase facilities whereby mortgage loans held for sale, claim receivables and REO properties, or participation interests therein, are transferred by PHH to trusts for collateralization purposes. We have determined that the trusts are VIEs for which we are the primary beneficiary. Therefore, we have included the trusts in our consolidated financial statements. We have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance given we are the sole beneficial owner of the certificates issued by the trusts and the servicer of the mortgage assets that result in cash flows to the trusts. In addition, we designed the trusts at inception to facilitate the funding facilities. As of December 31, 2025 and 2024, $507.6 million and $200.0 million, respectively, assets were pledged as collateral for debt issuances by the trusts in the amount of $496.1 million and $200.5 million, respectively. See Note 14 — Borrowings.
We finance certain reverse mortgage buyouts that are insured by the FHA, including loans held for sale, claim receivables from HUD and REO properties, through private placement securitizations, referred to as OLIT transactions. The securitized assets include assets we purchased from third parties along with mortgage buyouts from our own reverse mortgage portfolio. The securitization trusts issued senior and mezzanine class Notes to third party investors. We retain certain mezzanine class Notes and ownership interests and service the underlying assets. As servicer, we are required to make certain servicing and principal advances that will not be reimbursable to us until all payments of interest and principal have been made to noteholders. We determined we were the primary beneficiary, and thus consolidate the securitization trusts and related depositors. Recourse for the Notes is limited to the assets of the respective securitization trusts. Also refer to Note 14 — Borrowings.
The table below presents the carrying value and classification of the assets and liabilities reported on our consolidated balance sheet that are associated with the OLIT securitized reverse mortgage loans buyouts and financing liabilities:

	December 31,
	2025	2024
Mortgage loans (Loans held for sale, at fair value)	$698.2	$375.4
Receivables, net	62.6	31.9
REO (Other assets)	81.0	39.4
Debt service and Interest reserve accounts (Restricted cash)	26.5	13.3
Total assets	$868.4	$460.0

Outstanding borrowing UPB (Reverse mortgage securitization notes, net)	$951.9	$517.3
Unamortized discount and debt issuance costs (Reverse mortgage securitization notes, net)	(52.6)	(35.4)
Accrued expenses and Accrued interest (Other liabilities)	2.6	1.7
Total liabilities	$901.9	$483.6
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
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	December 31,
	2025	2024
Match funded advances (Advances, net)	$364.5	$481.8
Debt service accounts (Restricted cash)	10.6	14.0
Advance match funded liabilities	341.4	416.5
MSR Financings using SPEs
We consolidate SPEs (referred to as ESR Trusts) in connection with third-party financing facilities secured by GSE MSRs and one SPE (PLS Issuer) in connection with our PLS MSR financing facility (Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 Class A), as further discussed below.
We established certain SPEs (ESR Trusts) in connection with certain financing facilities secured by GSE MSRs. We also entered into MSR Excess Spread Participation Agreements under which we created a 100% participation interest in the Portfolio Excess Servicing Fees, pursuant to which the holder of the participation interest is entitled to receive certain funds collected on the related portfolio of mortgage loans (other than ancillary income and advance reimbursement amounts) with respect to such Portfolio Excess Servicing Fees. This participation interest has been contributed to the trusts. In connection with the facilities, we entered into repurchase agreements with a third-party pursuant to which we sold trust certificates of the ESR Trusts representing certain indirect economic interests in the GSE MSRs and agreed to repurchase such certificates at a future date at the repurchase price set forth in the repurchase agreements. Our obligations under the facilities are secured by a lien on the related GSE MSRs. In addition, Onity guarantees the obligations under the facilities.
In 2022, we issued Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 Class A (PLS Notes) secured by certain of PHH’s private label MSRs (PLS MSRs). The PLS Notes are issued by a trust (PLS Issuer) that is included in our consolidated financial statements. PLS Issuer’s obligations under the PLS Notes credit agreement are secured by a lien on the related PLS MSRs. The PLS Issuer assigned the security interest in the PLS MSRs to the collateral agent for the noteholders. Onity guarantees the obligations of PLS Issuer under the facility. Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 Class A (PLS Notes) issued by the SPE were redeemed on its maturity in February 2025. Concurrently, in February 2025, in connection with a PLS MSR financing agreement (repurchase agreement) PHH sold the membership interest certificate representing 100% of the limited liability company interests in PLS Issuer and agreed to repurchase such membership interest certificate at a specified future date and specified price.
We determined that the ESR Trusts established in connection with the GSE MSR financing facilities, and PLS Issuer established in connection with the PLS MSR financing facility, are VIEs for which we are the primary beneficiary. Therefore, we have included the ESR Trusts and PLS Issuer in our consolidated financial statements. We have the power to direct the activities of these VIEs that most significantly impact the respective VIE’s economic performance given that we are the servicer of the MSRs that result in cash flows to these VIEs. In addition, we have designed the ESR Trusts and PLS Issuer at inception to facilitate these funding facilities under which we have the obligation to absorb the losses of the VIEs which could be potentially significant to the VIEs.
The table below presents the carrying value and classification of the assets and liabilities of the GSE MSR financing facilities and the PLS MSR financing facility:

	December 31,
	2025	2024
MSRs pledged (MSRs, at fair value)	$1,035.7	$814.9
Debt service account (Restricted cash)	0.9	1.8
Outstanding borrowings (MSR financing facilities, net)	700.8	440.7
Unamortized debt issuance costs (MSR financing facilities, net)	—	(0.1)

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		December 31,
		2025		2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Advances, net (b)	3	$483.4	$483.4	$577.2	$577.2
Loans held for sale, at fair value (a) (d)	3, 2	$1,891.7	$1,891.7	$1,290.2	$1,290.2
Reverse loans held for sale pooled into HMBS, at fair value (a)	3	$9,807.5	$9,807.5	$—	$—
Loans held for investment, at fair value (a)	3	$—	$—	$11,125.3	$11,125.3
Receivables, net (b)	3	$189.8	$189.8	$176.4	$176.4

Financial liabilities:
HMBS-related borrowings, at fair value (a)	3	$9,611.7	$9,611.7	$10,872.1	$10,872.1
MSR related financing liabilities, at fair value (a)	3	$842.0	$842.0	$846.9	$846.9
MSR financing facilities (b) (c)	3	$1,285.2	$1,278.3	$957.9	$947.6
Advance match funded liabilities (b)	3	$341.9	$341.9	$417.1	$417.1
Mortgage warehouse facilities (b)	3	$1,224.6	$1,224.6	$1,046.3	$1,046.3
Reverse mortgage securitization notes (b) (c)	3	$899.3	$909.6	$481.9	$488.9
Senior notes (b) (c)	3, 2	$489.6	$515.0	$487.4	$495.0

Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$17.3	$17.3	$(0.5)	$(0.5)
Other derivatives (a)	1	1.7	1.7	(11.7)	(11.7)

MSRs (a)	3	$2,825.3	$2,825.3	$2,466.3	$2,466.3
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

The following tables present a reconciliation of the changes in fair value of certain Level 3 assets and liabilities that we measure at fair value on a recurring basis (refer to the respective notes for other Level 3 assets and liabilities):

	Years Ended December 31,
	2025		2024		2023
	Loans Held for Sale - Fair Value	IRLCs	Loans Held for Sale - Fair Value	IRLCs	Loans Held for Sale - Fair Value	IRLCs
Beginning balance	$472.9	$(0.5)	$203.1	$5.6	$32.1	$(0.7)
Purchases, issuances, sales and settlements
Purchases and other	872.5	—	550.9	—	364.2	—
Issuances (1)	—	226.4	—	28.9	—	39.3
Sales	(316.9)	—	(170.8)	—	(102.4)	—
Settlements	(172.3)	—	(92.2)	—	(60.5)	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	(159.9)	—	(26.0)	—	(64.9)
Reverse mortgage loans, at fair value	13.1	—	4.8	—	4.5	—
Receivables, net	(70.5)	—	(32.9)	—	(34.7)	—
REO (Other assets)	(61.9)	—	(26.8)		(15.2)	—
Advances (incl. capitalization upon Ginnie Mae modification)	17.3	—	9.4	—	4.4	—
Other	(6.8)	—	2.9	—	(0.9)	—
Net additions (disposition/derecognition)	274.5	66.5	245.3	3.0	159.3	(25.6)
Included in earnings:
Change in fair value (1)	32.7	(48.7)	24.5	(9.1)	11.7	32.0
Ending balance	$780.1	$17.3	$472.9	$(0.5)	$203.1	$5.6

(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $17.8 million, $(6.2) million and $6.3 million for 2025, 2024 and 2023, respectively. See Note 18 — Derivative Financial Instruments and Hedging Activities. A reconciliation from the beginning balances to the ending balances of Reverse loans held for investment, held for sale pooled into HMBS and HMBS-related borrowings, MSRs and MSR related financing liabilities that we measure at fair value on a recurring basis is disclosed in Note 5 – Reverse Mortgages, Note 7 — Mortgage Servicing and Note 8 — MSR Related Financing Liabilities, at Fair Value, respectively.
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

Loans Held for Investment and Reverse loans Held for Sale pooled into HMBS - Reverse Mortgages
Reverse mortgage loans classified as loans held for investment through November 2025 and Reverse loans held for sale pooled into HMBS thereafter are carried at fair value and classified as Level 3 within the valuation hierarchy. These loans are not actively traded, and quoted market prices are not available. We measure these loans at fair value based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including future draw commitments for HECM loans. Inputs of the discounted cash flows of these assets include future draws and tail securitization spreads, conditional prepayment rate (including voluntary and involuntary prepayments) and discount rate.
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

	December 31,
Significant unobservable assumptions	2025	2024
Life in years
Range	0.6 to 7.8	0.4 to 7.6
Weighted average	4.7	4.2
Conditional prepayment rate (CPR), including voluntary and involuntary prepayments (a)
Range	13.1% to 26.6%	13.1% to 31.6%
Weighted average	18.9%	21.3%
Discount rate	4.8%	5.4%
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
A change in the valuation inputs or assumptions may result in a significantly higher or lower fair value measurement. Changes in market interest rates predominantly impact the fair value of Agency MSRs via prepayment speeds by altering the borrower refinance incentive and the non-Agency MSRs due to the impact on advance funding costs. In addition, changes in market interest rates impact float income. The significant unobservable assumptions used in the valuation of these MSRs include discount rate, prepayment speed, delinquency rates, and cost to service.

Significant Unobservable Assumptions	December 31,
	2025			2024
	GSE	Ginnie Mae	Non-Agency	GSE	Ginnie Mae	Non-Agency
Discount rate
Range	8.9% to 15.1%	10.5% to 15.0%	9.5% to 14.5%	7.9% to 16.0%	10.8% to 15.3%	9.5% to 14.5%
Weighted average	9.2%	10.6%	10.4%	9.8%	10.8%	10.9%
Prepayment speed
Range	4.0% to 10.0%	5.7% to 10.6%	5.4% to 7.5%	3.7% to 8.8%	5.6% to 12.5%	5.7% to 8.7%
Weighted average	6.8%	7.7%	6.4%	6.2%	7.6%	7.8%
Delinquency
Range	0.4% to 1.0%	4.8% to 9.1%	9.0% to 17.7%	0.4% to 1.2%	5.2% to 10.7%	8.0% to 18.3%
Weighted average	0.5%	5.6%	12.0%	0.5%	6.0%	10.4%
Cost to service (in dollars)
Range	$67 to $69	$92 to $108	$158 to $189	$67 to $70	$93 to $117	$177 to $226
Weighted average	$67	$96	$173	$67	$98	$193
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

The following table summarizes the estimated change in the value of the MSRs as of December 31, 2025 given hypothetical increases in significant unobservable assumptions:

Adverse change in fair value	10%	20%
Change in weighted average discount rate (in percentage points)	1.0	1.9
Change in fair value due to change in weighted average discount rate	$(98.1)	$(188.4)
Change in weighted average prepayment speeds (in percentage points)	0.8	1.6
Change in fair value due to change in weighted average prepayment speeds	$(77.8)	$(147.6)
Change in weighted average delinquency (in percentage points)	0.4	0.8
Change in fair value due to change in weighted average delinquency	$(18.4)	$(33.3)
Change in weighted average cost to service (in dollars)	8.2	16.4
Change in fair value due to change in weighted average cost to service (in dollars)	$(19.7)	$(39.5)
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

	December 31,
Significant unobservable assumptions	2025	2024
Life in years
Range	0.6 to 7.8	0.4 to 7.6
Weighted average	4.7	4.2
Conditional prepayment rate
Range	13.1% to 26.6%	13.1% to 31.6%
Weighted average	18.9%	21.3%
Discount rate	4.7%	5.3%
Significant changes in any of these assumptions in isolation could result in a significant change in fair value. The effects of changes in the assumptions used to value the HMBS-related borrowings are partially offset by the effects of changes in the assumptions used to value the associated pledged reverse loans pooled into HMBS, previously held for investment, excluding future draw commitments.
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

	December 31,
Significant unobservable assumptions	2025	2024
Weighted average prepayment speed	5.2%	5.4%
Weighted average delinquency rate	3.3%	3.0%
Weighted average subservicing life (in years)	5.2	4.7
Weighted average discount rate	9.6%	10.3%
Weighted average cost to service (in dollars)	$124	$133
Significant changes in these assumptions in isolation would result in a significant change in fair value.
ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability is carried at fair value and classified as Level 3 within the valuation hierarchy. The ESS financing liability consists of the obligation to remit to a third party a specified percentage of future servicing fee collections on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The fair value of the ESS financing liability is determined using a third-party valuation expert. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, to incorporate discount rate assumption updates for the underlying MSR or other factors, as provided by third-party valuation expert. At December 31, 2025 and 2024, the weighted average discount rate of the ESS financing liability was 9.8% and 10.0%, respectively. Refer to MSRs above for a description of other significant unobservable assumptions.
Mortgage Warehouse Facilities
Our mortgage warehouse facilities bear interest at a rate that is adjusted regularly based on a market index. The carrying value of the outstanding borrowings approximates fair value as short term.
Reverse Mortgage Securitization Notes
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
In 2014, we issued Ocwen Asset Servicing Income Series (OASIS), Series 2014-1 Notes secured by Ocwen-owned MSRs relating to Freddie Mac mortgages. In 2022, we issued Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 notes secured by certain of PHH’s private label MSRs. We determine the fair value of these notes based on bid prices provided by third parties involved in the issuance and placement of the notes. At December 31, 2024, the Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 notes carrying value approximated fair value, given their maturity in February 2025.
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
We use derivative instruments, including forward trades of MBS or Agency “to be announced” securities (TBAs) and exchange-traded interest rate swap futures and options, as economic hedging instruments of the fair value of our loans held for sale and MSR portfolio. Forward contracts, TBAs and interest rate swap futures are actively traded in the market and we obtain unadjusted market quotes for these derivatives; thus, they are generally classified within Level 1 of the valuation hierarchy.
Note 4 — Loans Held for Sale - Fair Value
The following table presents the estimated fair value of Loans held for sale:

	December 31, 2025	December 31, 2024
Unpaid principal balance	$2,008.5	$1,401.2
Premium (discount)	(97.9)	(91.6)
Unrealized gain (loss)	(18.9)	(19.4)
Total fair value	$1,891.7	$1,290.2

The following table presents the composition of Loans held for sale, at fair value by type:

	December 31, 2025	December 31, 2024
GSE loans	$482.8	$610.8
Government- Forward loans	550.0	215.5
Forward loans repurchased from Ginnie Mae guaranteed securitization (1)	31.2	26.1
Reverse loans (2)	722.2	432.4
Other residential mortgage loans (3)	105.5	5.3
Total fair value	$1,891.7	$1,290.2
(1)Pursuant to Ginnie Mae servicing guidelines.
(2)Includes reverse mortgage loans purchased from Ginnie Mae securitization pools that reached the 98% of maximum claim amount and are generally liquidated through foreclosure and subsequent sale of the REO properties. As of December 31, 2025 and December 31, 2024, the balance includes $698.2 million and $375.4 million, respectively, of loans pledged as collateral for the Asset-Backed Notes issued by OLIT. Also see Note 2 — Securitizations and Variable Interest Entities and Note 14 — Borrowings.
(3)Includes second-lien loans and non-Qualified Mortgages.

The following table presents the activity of Loans held for sale, at fair value:

	Years Ended December 31,
	2025	2024	2023
Beginning balance	$1,290.2	$674.2	$617.8
Originations and purchases	25,436.7	17,811.4	12,797.5
Proceeds from sales	(24,344.1)	(16,857.8)	(12,450.8)
Principal collections	(188.6)	(102.1)	(87.5)
Transfers from (to):
Loans held for investment, at fair value (3)	13.1	4.8	6.1
Receivables	(70.5)	(32.9)	(33.2)
REO (Other assets)	(61.9)	(26.8)	(19.4)
Advances (incl. capitalization upon Ginnie Mae modifications)	17.5	9.3	6.4
Fair value gain (loss) on loans held for sale, at fair value (1)	(234.3)	(216.2)	(165.7)
Other (2)	33.6	26.1	2.8
Ending balance	$1,891.7	$1,290.2	$674.2
(1)See below table of Gain (loss) on loans held for sale, net, excluding MSRs retained on transfers of forward mortgage loans.
(2)Includes capitalized interest on reverse loans, reported within Interest income.
(3)Includes $0.5 million transfers from Reverse loans held for sale pooled into HMBS, at fair value for the month of December 2025.
The following table presents the components of Gain (loss) on loans held for sale, net:

	Years Ended December 31,
Gain (Loss) on Loans Held for Sale, Net	2025	2024	2023
MSRs retained on transfers of forward mortgage loans	$385.7	$247.6	$183.0
Loss on sale of forward mortgage loans (1)	(233.0)	(200.0)	(178.8)
Loss on sale of repurchased Ginnie Mae loans (1)	(1.1)	(1.4)	(2.7)
Change in fair value of loans held for sale (2)	(0.1)	(14.7)	15.9
Gain (loss) on loans held for sale, at fair value	151.4	31.4	17.3
Gain (loss) on economic hedge derivative instruments	(71.9)	36.0	18.6
Change in fair value of IRLCs	17.2	(5.8)	6.4
Provision for representation and warranty obligations	(3.8)	(2.6)	(1.7)
	$93.0	$59.0	$40.6
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.
(2)Includes a $10.9 million unrealized gain in 2023 related to the revaluation of inactive HECM loan buyouts opportunistically acquired at a discount and securitized in a private placement transaction completed in June 2023.

Note 5 – Reverse Mortgages
The following table presents the estimated fair value of reverse mortgage loans classified as Loans held for sale, at fair value at December 31, 2025 and previously classified as loans held for investment, at fair value. Loans were reclassified to loans held for sale, at fair value (pursuant to the fair value election) at December 31, 2025 as we intend, and agreed to sell the loans to Finance of America Reverse LLC along with the HMBS-related borrowings at book value (determined at closing of the transaction). Based on balances as of December 31, 2025, the gross proceeds from sale are an estimated $195.8 million in aggregate, which comprise $9,703.1 million securitized assets, the associated $9,611.7 million HMBS-related borrowings (or net $91.4 million reverse MSR), and $104.4 million newly originated reverse loans and tails pending securitization - see balances below. Based on balances as of December 31, 2025, the net proceeds of the transaction are expected to be $120.4 million excluding transaction costs, after $69.2 million repayment of warehouse financing of certain assets sold and $6.2 million servicing-related payable. At December 31, 2025, the transaction remained contingent on Ginnie Mae’s approval.

The reverse loans described herein exclude reverse loans pledged as collateral for the asset-backed securitization notes issued by OLIT and certain non HECM loans which are classified as Loans held for sale, at fair value on the face of the consolidated balance sheets for all periods presented.

	December 31, 2025	December 31, 2024
Unpaid principal balance	$9,333.0	$10,699.5
Fair value adjustments	474.5	425.8
Total fair value	$9,807.5	$11,125.3
The following table presents the composition of reverse mortgage loans by type:

	December 31, 2025	December 31, 2024
HECM loans - securitized, pledged to HMBS-related borrowings (1)	$9,703.1	$10,950.8
New HECM loan originations and HECM loan tails (2) (3) - unsecuritized	104.4	174.5
Total fair value	$9,807.5	$11,125.3
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
(3)As of December 31, 2025 and December 31, 2024, the balance includes $58.4 million and $87.4 million, respectively, of new HECM loan originations pending pooling into HMBS (pipeline loans).
The following table summarizes the activity in reverse mortgage loans and HMBS related borrowings that do not qualify for sale accounting and for which we elected the fair value option:

	Years Ended December 31,
	2025		2024		2023
	Reverse Mortgage Loans (4)	HMBS - Related Borrowings (2)	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)
Beginning balance	$11,125.3	$(10,872.1)	$7,970.0	$(7,797.3)	$7,504.1	$(7,326.8)
Originations	1,039.6	—	1,125.0	—	1,033.4	—
Securitization of HECM loans accounted for as a financing	—	(1,086.2)	—	(1,073.5)	—	(1,054.6)
Additional proceeds from securitization of HECM loans and tails	—	(17.3)	—	(13.2)	—	(11.0)
Acquisition (1)	—	—	2,912.7	(2,880.9)	—	—
Repayments (principal payments received)	(3,031.5)	2,999.0	(1,495.4)	1,474.7	(1,076.9)	1,070.1
Transfers to:
Loans held for sale, at fair value	(13.1)	—	(4.8)	—	(6.1)	—
Receivables, net	(7.2)	—	(3.0)	—	(3.4)	—
REO (Other assets)	(1.2)	—	(0.5)	—	(0.1)	—
Other	6.6	—	—	—	—	—
Fair value gains (losses) included in earnings (3)	689.0	(635.0)	621.2	(581.8)	519.0	(475.0)
Ending Balance	$9,807.5	$(9,611.7)	$11,125.3	$(10,872.1)	$7,970.0	$(7,797.3)
(1)On November 1, 2024, we acquired certain reverse mortgage assets and assumed the related HMBS of MAM and investment funds managed by Waterfall Asset Management, LLC that own MAM (collectively “Waterfall”). In consideration of the net acquired assets, Onity issued shares of a new series of preferred stock. See Note 16 — Mezzanine Equity and Supplemental non-cash activity of the consolidated statements of cash flows. Post-closing and other adjustments were agreed upon, and settled by the parties in the fourth quarter of 2025.

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
(4)Reverse mortgage loans were reclassified from loans held for investment, at fair value to loans held for sale, at fair value in November 2025 with a fair value of $9,934.7 million. The above table includes the activity of loans held for investment through November 2025 and loans held for sale thereafter with $86.6 million Originations, nil Repayments towards December 2025 originations, $31.8 million Fair value gains included in earnings, and $0.9 million Other. The $3,031.5 million repayments of reverse mortgage loans include $245.6 million of repayments of loans that were classified as held for sale at December 31, 2025 and previously held for investment, which remain presented as investing cash flows in the consolidated statement of cash flows.
The following table presents the Fair value gains (losses) on reverse loans and HMBS-related borrowings included in earnings:

Fair value gains (losses) included in earnings	Years Ended December 31,
	2025	2024	2023
Fair value gains (losses) of Reverse loans (1)	$689.0	$621.2	$519.0
Fair value gains (losses) of HMBS related borrowings	(635.0)	(581.8)	(475.0)
Total fair value gains (losses) included in earnings	$53.9	$39.4	$44.0
(1)Reverse mortgage loans were reclassified from loans held for investment, at fair value to loans held for sale, at fair value in November 2025. The amount reported for the year ended December 31, 2025 included $657.2 million as loans held for investment, at fair value, through November 2025 and $31.8 million as loans held for sale, at fair value, for the remainder of the year.
The following table presents the components of Gain (loss) on reverse loans and HMBS-related borrowings, net:

Gain (Loss) on Reverse Loans and HMBS-related Borrowings, Net	Years Ended December 31,
	2025	2024	2023
Gain on new originations (1)	$21.1	$22.8	$20.5
Net interest income (servicing fee) (2)	31.6	26.2	23.6
Other change in fair value of securitized loans and HMBS-related borrowings, net	1.2	(9.7)	(0.1)
Fair value gains (losses) included in earnings (3)	53.9	39.4	44.0
HECM hedging derivative gains (losses) (4)	1.6	—	—
Loan fees and other	3.2	3.1	2.8
Total (5)	$58.8	$42.5	$46.7
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
(4)We began separately hedging our reverse exposure to interest rate in the fourth quarter of 2025 (also refer to Note 18 — Derivative Financial Instruments and Hedging Activities).
(5)Reverse mortgage loans were reclassified from loans held for investment, at fair value to loans held for sale, at fair value in November 2025. The amount reported for the year ended December 31, 2025 included $57.2 million as loans held for investment, at fair value, through November 2025 and $1.6 million as loans held for sale, at fair value, for the remainder of the year.

Note 6 — Advances
The following table presents the composition of servicing advances by type:

	December 31,
	2025	2024
Principal and interest	$98.9	$150.1
Taxes and insurance	278.8	314.2
Foreclosures, bankruptcy, REO and other (1)	110.2	120.3
Total advances, before allowance for losses	487.9	584.6
Allowance for losses	(4.5)	(7.4)
Advances, net (2)	$483.4	$577.2
(1) As of December 31, 2025, no state represented a balance exceeding 5% of the total advances (based on the underlying property location of the related mortgage loans), except for the state of New York with $26.5 million.
(2) As of December 31, 2025, no single counterparty represented a balance exceeding 5% of the total, except for two subservicing clients with $27.7 million and $29.6 million. Generally, unreimbursed advances may be recovered from principal and interest collections or advance recoveries.
The following table presents the composition of servicing advances by investor:

	December 31,
	2025	2024
GSE	$82.2	$94.0
Ginnie Mae	63.3	70.6
Non-Agency	337.9	412.6
Advances, net	$483.4	$577.2

The following table summarizes the activity in net advances:

	Years Ended December 31,
	2025	2024	2023
Beginning balance - before Allowance for Losses	$584.6	$686.1	$725.1
New advances	962.4	927.5	779.8
Transfer from (to) Receivables	(2.1)	8.3	14.7
Sales of advances	(1.6)	(14.2)	(6.3)
Acquisition of advances in connection with the purchase of MSRs	5.1	0.8	42.2
Transfer to Loans held for sale (incl. capitalization upon Ginnie Mae modifications)	(17.5)	(9.3)	(6.4)
Collections of advances and other	(1,043.0)	(1,014.5)	(863.0)
Ending balance - before Allowance for Losses	487.9	584.6	686.1

Beginning balance - Allowance for Losses	$(7.4)	$(7.3)	$(6.2)
Provision expense	(5.5)	(7.3)	(8.5)
Net charge-offs and other	8.4	7.2	7.3
Ending balance - Allowance for Losses	(4.5)	(7.4)	(7.3)

Ending balance, net	$483.4	$577.2	$678.8

Note 7 — Mortgage Servicing
The following table presents the composition of our MSR portfolio:

MSR UPB and Fair Value	December 31, 2025		December 31, 2024
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
Owned MSRs (1)	$2,244.3	$152.5	$1,869.6	$129.8
Transferred MSR, subject to Pledged MSR liability (2) (3)	581.0	38.6	596.7	40.5
Total MSRs	$2,825.3	$191.1	$2,466.3	$170.3
(1)Includes $373.5 million and $377.9 million fair value of MSRs related to ESS financing liabilities at December 31, 2025 and December 31, 2024, respectively.
(2)MSRs subject to sale or transfer agreements that do not meet sale accounting criteria. See Note 8 — MSR Related Financing Liabilities, at Fair Value.
(3)Includes $110.6 million fair value and $8.3 billion UPB related to Rithm at December 31, 2025 subject to termination notice - refer to Note 8 — MSR Related Financing Liabilities, at Fair Value.

The following table presents the composition of our MSR portfolio by investor:

MSR UPB and Fair Value	December 31, 2025		December 31, 2024
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
GSE	$2,089.2	$143.5	$1,902.5	$129.3
Ginnie Mae	528.6	28.1	351.6	19.4
Non-Agency	207.4	19.5	212.2	21.6
Total MSRs	$2,825.3	$191.1	$2,466.3	$170.3

The following table summarizes the delinquency status of loans underlying our MSRs:

	December 31, 2025				December 31, 2024
Delinquent loans	GSE	Ginnie Mae	Non - Agency	Total	GSE	Ginnie Mae	Non - Agency	Total

30 days	1.0%	4.9%	8.5%	2.9%	1.0%	5.4%	8.4%	3.1%
60 days	0.3	1.7	2.9	1.0	0.2	1.8	3.4	1.1
90 days or more	0.4	3.4	6.1	1.9	0.5	4.5	6.9	2.3
Total 30-60-90 days or more	1.7%	9.9%	17.5%	5.7%	1.8%	11.8%	18.7%	6.5%

The following table summarizes the activity of our MSRs:

Mortgage Servicing Rights, At Fair Value	Years Ended December 31,
	2025	2024	2023
Beginning balance	$2,466.3	$2,272.2	$2,665.2
Sales	(140.7)	(211.0)	0.1
Additions:
Recognized on the sale of residential mortgage loans	385.7	247.6	183.0
Purchases of MSRs	365.3	239.6	109.9
Servicing transfers and adjustments (1) (2)	(12.0)	(87.1)	(454.3)
Net additions (sales)	598.4	189.1	(161.3)
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	15.3	232.3	6.4
Realization of cash flows (3)	(254.6)	(227.4)	(238.1)
Fair value gains (losses) recognized in earnings	(239.3)	5.0	(231.7)

Ending balance	$2,825.3	$2,466.3	$2,272.2
(1)On December 31, 2023, we derecognized $421.7 million non-Agency MSRs and Pledged MSR liability associated with Rithm servicing agreements with a UPB of $33.4 billion for which MSR sale accounting criteria were met. See Note 8 — MSR Related Financing Liabilities, at Fair Value.
(2)During 2025, 2024 and 2023, upon the sale of certain GSE MSRs by MAV to third parties, we derecognized nil, $85.7 million and $32.5 million, respectively, of those MSRs that were previously sold to MAV in transactions that did not qualify for sale accounting treatment. We derecognized the MSRs from our balance sheets along with the associated Pledged MSR liability - see Note 8 — MSR Related Financing Liabilities, at Fair Value.
(3)Realization of expected cash flows and passage of time.
The geographic concentration of the UPB of residential loans and real estate underlying our MSRs at December 31, 2025 was as follows:

(Dollars in billions) (Count in thousands)	Amount	Count
California	$34.8	110.2
Texas	16.5	75.1
Florida	12.9	58.2
New Jersey	7.6	29.3
New York	7.4	28.4
Other	111.9	492.9
	$191.1	794.1

The following table summarizes the components of our servicing and subservicing fee revenue:

Servicing Revenue	Years Ended December 31,
	2025	2024	2023
Loan servicing and subservicing fees
Servicing fee on owned MSR	$417.7	$364.2	$347.7
Servicing fee on transferred MSR (2) (3)	128.4	139.1	308.9
Servicing fees	546.2	503.4	656.6
Subservicing fees (1)	99.2	115.2	79.4
	645.3	618.6	736.0
Ancillary income
Custodial accounts (float earnings)	134.0	129.3	110.7
Late charges	38.2	34.3	38.3
Reverse subservicing ancillary fees	11.5	21.9	33.5
Other	28.2	28.3	28.8
	211.9	213.9	211.3
Total Servicing and subservicing fees	$857.2	$832.5	$947.3

Owned MSR and Subservicing	$712.9	$676.9	$615.7
Transferred MSR (2) (4)	144.2	155.6	331.6
(1)Includes $30.4 million and $45.6 million of subservicing fees in 2025 and 2024, respectively, related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023. See Note 8 — MSR Related Financing Liabilities, at Fair Value.
(2)Includes servicing fees collected on behalf of, and remitted to respective parties related to transferred MSRs that do not achieve sale accounting. Remittances are reported within Pledged MSR liability expense. See Note 8 — MSR Related Financing Liabilities, at Fair Value.
(3)Includes $175.5 million of servicing fees in 2023 related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023. See Note 8 — MSR Related Financing Liabilities, at Fair Value.
(4)Includes $15.8 million, $16.4 million and $22.7 million of ancillary income in 2025, 2024 and 2023, respectively, associated with transferred MSRs that do not achieve sale accounting, and is subject to remittances reported within Pledged MSR liability expense.
Float balances on which we earn interest, referred to as float earnings (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors and tax and insurance payments) are held in escrow by unaffiliated banks and are excluded from our consolidated balance sheets. Float balances amounted to $2.58 billion, $2.04 billion and $1.56 billion at December 31, 2025, 2024 and 2023, respectively.

Note 8 — MSR Related Financing Liabilities, at Fair Value
The following table presents MSR related financing liabilities carried at fair value which include pledged MSR liabilities recorded in connection with MSR transfers, subservicing retained, that do not qualify for sale accounting, and MSR excess servicing spread (ESS) financing liability carried at fair value pursuant to our election of the fair value option for risk management purposes.

	Outstanding Balance at December 31,
Borrowing Type	2025	2024
Pledged MSR liability, at fair value (1) (3)	$573.2	$583.5
ESS financing liability, at fair value (2)	268.8	263.3
Total MSR related financing liabilities, at fair value	$842.0	$846.9
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

(2)Consists of the obligation to remit to third parties a specified percentage of future servicing fee collections (servicing spread) on reference pools of MSRs, which we are entitled to as owner of the related MSRs. The servicing spread remittance is reported in Pledged MSR liability expense and fair value gains and losses of the ESS financing liability are reported in MSR valuation adjustments, net - See Note 9 — MSR Valuation Adjustments, Net.
(3)Includes $110.6 million fair value and $8.3 billion UPB related to Rithm at December 31, 2025 subject to termination notice - see below.
The following table presents the activity of the MSR related financing liabilities, at fair value that are classified as Level 3 within the valuation hierarchy.

	Years Ended December 31,
MSR related financing liabilities - Fair value	2025	2024	2023
Beginning balance	$846.9	$894.4	$1,130.7
ESS issuances	33.0	23.8	68.7
MSR transfers	31.6	26.2	181.0
Derecognition of financing liability (1) (2)	(12.2)	(85.7)	(454.3)
Fair value (gain) loss
Changes in fair value due to inputs and assumptions	14.1	59.0	62.4
Realization of cash flows	(71.4)	(70.8)	(94.2)
Total fair value (gain) loss	(57.3)	(11.8)	(31.8)
Ending balance	$842.0	$846.9	$894.4
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
(2)During 2024 and 2023, we derecognized a portion of the MAV Pledged MSR liability upon sale of the related MSRs by MAV to third parties with a UPB of $5.5 billion and $2.3 billion, respectively.
The following table presents the Pledged MSR liability expense recorded in connection with MSR sale agreements that do not qualify for sale accounting (transferred MSR) and ESS financing liabilities.

	Years Ended December 31,
	2025	2024	2023 (1)
Servicing fees collected on transferred MSRs	$128.4	$139.1	$308.9
Less: Subservicing fee retained by Onity	(21.9)	(26.6)	(77.6)
Ancillary fee/income and other settlement (including expense reimbursement)	10.9	11.1	13.5
Transferred MSR net servicing fee remittance	117.4	123.7	244.8
ESS servicing spread remittance	52.1	51.8	51.5
Pledged MSR liability expense	$169.5	$175.4	$296.3
(1)Includes $175.5 million of servicing fees collected on behalf of Rithm, $50.7 million of subservicing fee retained and $124.9 million of net servicing fee remittance related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.
Rithm Transactions
Starting in 2012, Onity and PHH entered into agreements to sell MSRs and the related servicing advances to Rithm, for which PHH has been retained as subservicer. Since December 31, 2023, we have accounted for the relationships in two ways: as an MSR transfer that does not qualify for sale accounting for a UPB of $8.3 billion, and as subservicing agreements for a UPB of $23.9 billion (UPB balances as of December 31, 2025), as further described below.
Effective December 31, 2023, all transactions met sale accounting treatment, except for the agreement to sell a $8.3 billion MSR portfolio to Rithm, referred to as Rights to MSRs (or RMSR). While most of the economics and risks of the MSR and related advances have contractually transferred to Rithm, the MSR legal title was retained by Onity and the third-party consents required for title transfer were not obtained, causing the transactions to be accounted for as secured financings. Accordingly, we continue to report the $110.6 million MSR and associated Pledged MSR liability on our consolidated balance sheet as of December 31, 2025.
Prior to December 31, 2023, while MSR legal title had transferred to Rithm, other MSR sale transactions with a UPB of $33.4 billion did not qualify for sale accounting treatment, primarily due to the length of the non-cancellable term of the subservicing agreements. On December 31, 2023, we derecognized $421.7 million non-Agency MSRs and Pledged MSR liability associated with Rithm subservicing agreements with a UPB of $33.4 billion for which MSR sale accounting criteria were then met. Specifically, after certain contractual amendments, starting on December 31, 2023, the parties had the right to cancel or decline to renew the servicing agreements within a reasonable period of time. We have accounted for these agreements as subservicing since December 31, 2023.
The RMSR agreement and subservicing agreements were subject to automatic one-year renewals. On October 31, 2025, we were notified by Rithm of its intent to not renew its subservicing agreements effective January 31, 2026. The termination is for convenience and not for cause. The servicing transfer to Rithm’s own servicing platform is expected to begin in the first half of 2026.
The transfer of $8.3 billion of UPB of the RMSR agreement is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain. Upon exercise of its termination right of the RMSR agreement, Rithm has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Onity’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the RMSR Agreements. If Rithm is not able to sell the Rights to MSRs or establish a substitute RMSR arrangement with another servicer, Rithm has the right to revoke its termination notice and re-instate the applicable servicing addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the RMSR Agreements would be transferred to up to three subservicers who would subservice under Onity’s oversight. If such a subservicing arrangement were established, Onity would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
MSR Capital Partner Transactions
PHH entered into agreements to sell MSR portfolios to different third parties, referred to as MSR capital partners, on a bulk and flow basis, for which PHH has been retained as subservicer. While MSR legal title has transferred to the MSR capital partners, the transactions do not qualify for sale accounting treatment primarily due to the termination restrictions of the subservicing agreements. Accordingly, we continue to report the MSR and an associated Pledged MSR liability on our consolidated balance sheets. Also see Note 12 — Investment in Equity Method Investee and Related Party Transactions.

Note 9 — MSR Valuation Adjustments, Net
The table below presents the components of MSR valuation adjustments, net, that include four MSR related instruments which we account for at fair value with changes in fair value recorded in earnings (also refer to Note 7 — Mortgage Servicing and Note 8 — MSR Related Financing Liabilities, at Fair Value):
(i) the fair value changes of the total MSR portfolio (Total MSRs) recorded on our consolidated balance sheets ($2.8 billion fair value asset at December 31, 2025). Total MSRs include owned MSRs and MSRs that have been sold or transferred to third parties in transactions that do not achieve sale accounting criteria. Owned MSRs include MSRs subject to ESS financing transactions;
(ii) the fair value changes of the Pledged MSR liabilities recorded as liabilities on our consolidated balance sheets when MSR sale accounting criteria are not achieved ($573.2 million fair value liability at December 31, 2025);
(iii) the fair value changes of the ESS financing liabilities for which we elected the fair value option ($268.8 million fair value liability at December 31, 2025); and
(iv) the fair value changes of the derivative instruments economically hedging the MSR exposure.

	Years Ended December 31,
	2025	2024	2023
Total MSRs	$(239.3)	$5.0	$(230.8)
Pledged MSR liabilities (1)	29.7	2.4	12.9
ESS financing liabilities	27.6	9.3	18.9

Derivative fair value gain (loss) (MSR economic hedges) (2)	12.2	(112.9)	(33.1)

MSR valuation adjustments, net	$(169.8)	$(96.2)	$(232.2)

Total changes in fair value due to realization of cash flows, net	$(183.2)	$(156.6)	$(143.6)
Total changes in fair value due to inputs and assumptions (3)	13.4	60.5	(88.6)
(1)MSR transfers that do not achieve sale accounting.
(2)Also refer to Note 18 — Derivative Financial Instruments and Hedging Activities.
(3)Including MSR hedging derivative gains (losses); excludes reverse mortgage exposure (see below).
MSR valuation adjustments, net exclude fair value changes of reverse mortgage loans net of HMBS related-borrowings which are included in our economic MSR interest rate risk hedge strategy through September 30, 2025 (refer to Note 18 — Derivative Financial Instruments and Hedging Activities), and are separately presented as Gain on reverse loans and HMBS-related borrowings, net (Other change in fair value of securitized loans and HMBS-related borrowings, net) within our consolidated statements of operations (refer to Note 5 – Reverse Mortgages).

Note 10 — Receivables

	December 31,
	2025	2024
Servicing-related receivables:
Government-insured loan claims - Reverse	$83.8	$83.3
Government-insured loan claims - Forward	30.2	31.5
Subservicing fees and reimbursable expenses	20.2	18.6
Due from custodial accounts	15.4	12.1
Receivable from sale of MSRs (holdback)	8.8	9.7
Other	8.1	7.2
	166.5	162.4
Income taxes receivable (1)	30.1	28.2
Other receivables	9.7	4.0
	206.4	194.6
Allowance for losses	(16.5)	(18.1)
	$189.8	$176.4
(1)Includes $27.9 million and $26.6 million at December 31, 2025 and 2024, respectively, from the USVI Bureau of Internal Revenue (BIR) for a refund of income taxes paid in prior years. In December 2022, we executed an agreement with the BIR for payment of the income tax refunds related to tax years 2013 through 2015, plus accrued interest, over a two-year period ending December 31, 2024. The BIR did not make the payment that was due on December 31, 2023 nor any subsequent payments pursuant to the agreement. On February 8, 2024, we filed a lawsuit against the USVI for the refund of income taxes paid in prior years and for the USVI’s breach of the above-referenced agreement; the USVI is defending against such claims and contesting that such refunds are owed. On April 30, 2025, the USVI filed an additional lawsuit against us alleging that we did not meet the conditions for receiving benefits under our Economic Development Commission Certificate. We have filed a motion to dismiss, which remains pending. See Note 27 — Contingencies for additional information.

Allowance for Losses	Years Ended December 31,
	2025	2024	2023
Beginning balance	$18.1	$25.1	$34.3
Provision	12.2	16.7	17.2
Charge-offs and other, net	(13.9)	(23.6)	(26.5)
Ending balance	$16.5	$18.1	$25.1
At December 31, 2025 and 2024, the allowance for losses related to FHA-, VA- or USDA-insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $15.5 million and $17.2 million, respectively.
Note 11 — Premises and Equipment

	December 31,
	2025	2024
Computer hardware	$24.3	$23.2
Operating lease ROU assets	15.5	16.3
Computer software	15.1	15.0
Leasehold improvements	6.0	5.8
Furniture and fixtures, office equipment and other	2.8	2.5
	63.7	62.8
Less accumulated depreciation and amortization	(53.0)	(51.8)
	$10.8	$11.0

Note 12 — Investment in Equity Method Investee and Related Party Transactions
Following the sale of their shares of common stock in 2025 and the exercise of their remaining warrants in December 2025 on a net share settlement basis, Oaktree Capital Management L.P. and certain affiliates, including managed investment funds and accounts (collectively Oaktree), MAV Canopy and MAV were no longer deemed Related Parties to Onity at December 31, 2025 as defined under GAAP; also see Note 17 — Stockholders’ Equity. In addition, Oaktree’s Board of Directors non-voting observer rights terminated in 2025 as Oaktree had fallen below the stock ownership threshold for maintaining such rights.
Prior Investment in MAV Canopy
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
On November 27, 2024, Onity sold to Oaktree its 15% ownership interest in MAV Canopy, including its right to a Promote Distribution (distribution amount available after satisfaction of a specified internal rate of return on Oaktree capital contributions), for $50.0 million total cash proceeds, resulting in the recognition of a $13.7 million gain on sale, net of transaction costs, reported within Earnings of equity method investee in our consolidated statement of operations for 2024.
Through the date of sale of our ownership interest effective November 27, 2024, we accounted for our 15% investment in MAV Canopy under the equity method.
Subservicing Agreement with MAV
In 2021, PHH entered into a Subservicing Agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV. Upon the sale of MAV Canopy in November 2024, PHH and MAV amended the Subservicing Agreement to provide that PHH will have the right to be the exclusive subservicer for an initial term of five years through November 2029 subject to certain extensions of all MSRs that MAV currently owns, for all future MSRs that MAV acquires from PHH, and for the majority of MAV’s MSR portfolio overall, as defined. In addition, the parties agreed to lockout restrictions where MAV is restricted to sell or otherwise transfer MSRs owned by MAV at the MAV Canopy sale date in 25% annual increments through September 2027.
As of December 31, 2025, PHH subserviced a total $38.3 billion UPB on behalf of MAV under the Subservicing Agreement, compared to a total $41.2 billion UPB as of December 31, 2024. Of these amounts, $20.1 billion and $21.5 billion of MSRs, respectively, were previously sold by PHH to MAV and do not qualify for sale accounting and thus remain reported on the consolidated balance sheet of PHH, with a fair value of $312.5 million MSR and $305.6 million Pledged MSR liability as of December 31, 2025, compared to $330.6 million MSR and $322.7 million Pledged MSR liability as of December 31, 2024. PHH recognized servicing and subservicing fees of $58.6 million, $71.5 million and $75.3 million (excluding ancillary income), and Pledged MSR liability expense of $44.8 million, $54.0 million and $57.5 million, for 2025, 2024 and 2023, respectively.
Joint Marketing Agreement and Recapture Agreement with MAV
In conjunction with the subservicing agreement, PHH and MAV entered into a joint marketing agreement and a flow MSR sale agreement (MSR recapture), whereby PHH is entitled to the exclusive right to solicit and refinance borrowers with loans underlying the MSR owned by MAV, and is obligated to transfer to MAV the MSR associated with the loans so originated. Under the agreements, the parties share the recapture benefits, whereby PHH realizes gains or losses on loans sold and MAV is delivered the recaptured MSR for no cash consideration. During 2025, 2024 and 2023, PHH transferred MSRs with a UPB of $86.2 million, $64.2 million and $30.9 million, respectively, under this agreement.
MAV MSR Sale Agreements and Right of First Offer
During 2025, 2024 and 2023, pursuant to different MSR sale agreements, PHH transferred to MAV certain MSRs for an aggregate UPB of $0.2 billion, nil and $6.8 billion, respectively. While the MSR title has transferred to MAV, these MSR transfer transactions between PHH and MAV do not qualify for sale accounting primarily due to the termination restrictions of the subservicing agreement, and are accounted for as secured financings. MAV has a right of first offer (ROFO) for any GSE MSRs that PHH desires to sell that meet certain criteria, including ESS transactions. The ROFO will remain effective for an initial term of five years through November 2029 subject to certain extensions or terminations.
Note Purchase Agreement Amendment
In 2021, we issued to Oaktree in a private placement $285.0 million of Onity Senior Secured Notes due 2027 pursuant to a Note Purchase Agreement.

In 2024, in conjunction with the MAV Canopy sale and the amendment to the Subservicing Agreement, the Note Purchase Agreement was amended to (i) permit a debt financing by Onity under certain conditions, (ii) waive a portion of the make-whole premium due in connection with any optional redemption of the Onity Senior Secured Notes on or prior to March 4, 2026, and (iii) require Onity to redeem the Onity Senior Secured Notes with the cash proceeds from certain transactions, including the sale of MAV Canopy, at reduced redemption prices.
In 2024, Onity issued $500.0 million aggregate principal amount of 9.875% Senior Notes due 2029 (Senior Notes Due 2029) in a syndicated private placement. Oaktree was allocated $50.0 million of the notes principal amount. On November 27, 2024, the net proceeds from the sale of the PHH Senior Notes, together with the net proceeds from the MAV Canopy sale and available liquidity, were used to redeem all of the outstanding PMC Senior Secured Notes due 2026 and all of the outstanding Onity Senior Secured Notes due 2027; refer to Note 14 — Borrowings.
In return for Oaktree agreeing to undertake the MAV Canopy sale among other consideration, Onity agreed to pay Oaktree a transaction fee of $5.0 million.
Note 13 — Other Assets

	December 31,
	2025	2024
Deferred tax assets, net - See Note 21	$123.8	$3.2
REO ($81.0 and $39.4 related to VIEs)	83.8	43.9
Derivatives, at fair value - See Note 18	28.1	15.4
Prepaid expenses (including prepaid lender fees)	23.2	26.1
Intangible assets, net (net of accumulated amortization of $14.0 and $13.1)	2.4	3.3
Derivative related receivable	0.7	7.4
Prepaid representation, warranty and indemnification claims - Agency MSR sale	—	5.0
Other	12.0	6.8
	$273.9	$111.3
Note 14 — Borrowings

Advance Match Funded Liabilities		Remaining Borrowing Capacity		Outstanding Balance at December 31,
Borrowing Type	Expected Repayment Date (1)	Uncommitted	Committed	2025	2024
$350 million Ocwen Master Advance Receivables Trust (OMART) - Advance Receivables Backed Notes - Series 2025-VF1 (2) (3)	September 2027	$—	$76.8	$273.2	$328.7
$100 million Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (2) (4)	May 2027	—	95.5	4.5	87.8
$350 million PGAF Issuer LLC - Advance Receivables Backed Notes, Series 2025-VF1 (2) (5)	May 2027	—	286.3	63.7	—
$14.4 million EBO Advance facility (6)	May 2026	13.9	—	0.5	0.6
Total Advance match funded liabilities		$13.9	$458.6	$341.9	$417.1

Weighted average interest rate (7)				5.81%	7.25%
(1)The Expected Repayment Date of our facilities, as defined, is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance is required if the note is not renewed or extended. In certain of our advance facilities, there are multiple notes outstanding.
(2)The committed borrowing capacity under the OMART, OGAF and PGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At December 31, 2025, none of the remaining borrowing capacity of these advance financing notes could be used based on the amount of eligible collateral.
(3)In May 2025, the borrowing capacity was reduced from $500.0 million to $350.0 million, of which uncommitted borrowing capacity was reduced from $50.0 million to nil. In September 2025, we issued variable-rate notes (Series 2025-VF1) with a maximum borrowing capacity of $350.0 million and an Expected Repayment Date of September 2027. These notes replaced the Series 2015-VF5 notes with the same borrowing capacity and an Expected Repayment Date of September 2025.
(4)In May 2025, the Expected Repayment Date was extended to May 2027 and the borrowing capacity was reduced from $200.0 million to $100.0 million to continue financing certain GSE servicing advances at PHH.
(5)In May 2025, we issued variable-rate notes (Series 2025-VF1) with a maximum borrowing capacity of $350.0 million and an Expected Repayment Date of May 2027 to finance certain GSE servicing advances at PAS.
(6)At December 31, 2025, none of the remaining borrowing capacity of the facility could be used based on the amount of eligible collateral.
(7)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At December 31, 2025 and 2024, the balance of unamortized prepaid lender fees was $2.0 million and $2.1 million, respectively, and are included in Other assets in our consolidated balance sheets.

Reverse mortgage securitization notes					Outstanding Balance at December 31,
Borrowing Type	Collateral	Maturity	Mandatory call date	Initial principal amount	2025	2024
OLIT Asset-Backed Notes, Series 2023-HB1 (1)	Reverse LHFS, Receivables and REO	June 2036	June 2026	$264.9	$76.5	$107.3
OLIT Asset-Backed Notes, Series 2024-HB1 (1)	Reverse LHFS, Receivables and REO	February 2037	February 2027	268.6	116.1	160.9
OLIT Asset-Backed Notes, Series 2024-HB2 (1)	Reverse LHFS, Receivables and REO	August 2037	August 2027	330.6	193.8	249.1
OLIT Asset-Backed Notes, Series 2025-HB1 (1)	Reverse LHFS, Receivables and REO	June 2038	June 2028	322.5	194.7	—
OLIT Asset-Backed Notes, Series 2025-HB2 (1)	Reverse LHFS, Receivables and REO	November 2038	November 2028	413.3	370.8	—
Total Reverse mortgage securitization notes - outstanding principal amount					951.9	517.3
Unamortized discount and debt issuance costs (2)					(52.6)	(35.4)
Total Reverse mortgage securitization notes, net					$899.3	$481.9

(1)Different classes of Asset-Backed Notes were issued at a discount and a mandatory 3-year call date. We have the option to redeem the notes at any time prior to the mandatory call date, at a 1% premium for a specified period of time after issuance (generally one year) and at par value thereafter. Payments of interest and principal are made from available funds from a pool of reverse mortgage buyout loans and REOs in accordance with the indenture priority of payments. Also see Note 2 — Securitizations and Variable Interest Entities.
(2)The Notes have a stated interest rate of 3.0%, 3.0%, 5.0%, 3.0% and 3.0% respectively. The interest rate excludes the effect of the amortization of discount and debt issuance costs.

Mortgage Warehouse Facilities			Remaining Borrowing Capacity		Outstanding Balance at December 31,
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	2025	2024
Financing Agreements
$350 million Master repurchase agreement (2)	Loans held for sale (LHFS), Receivables and REO	May 2026	$232.1	$—	$117.9	$47.3
$650 million Master repurchase agreement (3)	LHFS and LHFI	June 2026	374.4	—	275.6	238.5
$205 million Master purchase and servicing agreement (4)	LHFS and LHFI	August 2026	168.7	—	36.3	141.2
$1 million Master repurchase agreement (5)	LHFS	November 2026	—	1.0	—	—
$550 million Participation agreement (6)	LHFS	November 2026	246.0	—	304.0	221.8
$300 million Master repurchase agreement (7)	LHFS, LHFI and receivables	November 2026	—	184.1	101.8	130.7
$50 million Loan and security agreement (8)	LHFI	November 2026	—	36.0	14.0	10.8
$200 million Master repurchase agreement and securities contract (9)	LHFS	September 2026	163.9	—	36.1	—
$15 million Loan and Security Agreement (10)	LHFI	October 2026	—	10.8	4.2	36.2
$21.5 million Securities Master repurchase agreement (11)	Reverse LHFS, Receivables and REO	N/A	—	—	21.5	10.0
$350 million Mortgage warehouse agreement (12)	LHFS	N/A	350.0	—	—	—
$200 million Mortgage warehouse agreement (13)	LHFS and Receivables	(13)	192.7	—	7.3	9.3
$300 million Master repurchase agreement (14)	LHFS	(14)	—	—	305.9	200.5
$40 million Loan and security agreement (15)	LHFI	May 2025	—	—	—	—
Total Mortgage warehouse facilities			$1,727.8	$231.9	$1,224.6	$1,046.3

Weighted average interest rate (16)					5.24%	6.01%
(1)Of the borrowing capacity on mortgage warehouse facilities extended on a committed basis, none of the remaining borrowing capacity could be used at December 31, 2025 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)In May 2025, the maturity date was extended to May 11, 2026 and the total maximum borrowing capacity was increased from $175.0 million to $350.0 million.
(3)In May 2025, the maturity date was extended to June 1, 2026. In November 2025, the total maximum borrowing capacity was temporarily increased to $650.0 million until February 2, 2026, and further extended in January 2026 to May 4, 2026.
(4)In September 2025, the maturity date was extended to August 31, 2026.
(5)In November 2025, the maturity date was extended to November 19, 2026.
(6)In November 2025, the maturity date was extended to November 19, 2026 and the total maximum borrowing under this agreement was increased to $550.0 million.
(7)In November 2025, the maturity date was extended to November 19, 2026. The total borrowing capacity under this agreement was increased to a maximum of $300.0 million, less any outstanding borrowings under the $50.0 million Loan and Security Agreement provided by the same lender. See (8) below.
(8)In November 2025, the maturity date was extended to November 19, 2026 and the total maximum borrowing under this agreement was increased to $50.0 million.
(9) In September 2025, we entered into a new master participation agreement. The maximum borrowing under this agreement is $200.0 million. The maturity date of the agreement is September 29, 2026.

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
(11)In June 2024, we entered into a repurchase agreement which provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 90-day uncommitted basis. This facility is structured as a repurchase facility whereby the retained mezzanine class notes of the OLIT 2023, OLIT 2024 HB2 and OLIT 2025 HB2 transactions are pledged as collateral for the borrowings and this agreement has no stated maturity date. Also see Note 2 — Securitizations and Variable Interest Entities.
(12)This agreement has no stated maturity date.
(13)The agreement has no stated maturity date, however each transaction has a maximum duration of four years. In April 2025, the total maximum borrowing under this agreement was reduced to $200.0 million.
(14)This repurchase agreement provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 90-day committed basis. This borrowing is structured as a repurchase facility whereby dry Agency mortgage loans are transferred to a trust which issues a trust certificate that is pledged as the collateral for the borrowings. While the $300.0 million facility capacity is referencing the UPB of the loans to be included in the trust, the borrowing amount is determined by the market value of the loans. Each certificate is renewed monthly. In November 2025, we increased the trust certificates by $100.0 million to $300.0 million. See Note 2 — Securitizations and Variable Interest Entities for additional information.
(15)In February 2025, the maturity date was extended to May 30, 2025. In May 2025, we voluntarily allowed the facility to mature.
(16)The weighted average interest rate excludes the effect of the amortization of discount, debt issuance costs and prepaid lender fees. At December 31, 2025 and 2024, unamortized prepaid lender fees were $1.1 million and $1.0 million, respectively, and are included in Other assets in our consolidated balance sheets. At December 31, 2025 and 2024, 1-Month (1M) Term Secured Overnight Financing Rate (SOFR) was 3.69% and 4.33%, respectively.

MSR Financing Facilities			Remaining Borrowing Capacity		Outstanding Balance at December 31,
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	2025	2024
$400 million Ginnie Mae MSR financing facility (2)	MSRs, Advances	January 2027	$28.6	$—	$371.4	$244.7
$70 million PLS MSR financing facility (3)	MSRs	February 2026	2.2	—	67.8	—
$750 million GSE MSR financing facility (4)	MSRs	May 2026	—	116.9	633.1	415.1
$250 million GSE MSR financing facility (5)	MSRs	May 2027	—	55.5	194.5	249.5
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1 (6)	MSRs	February 2028	—	—	18.5	23.1
Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 (7)	MSRs	February 2025	—	—	—	25.6
Total MSR financing facilities			$30.9	$172.4	1,285.2	958.0
Unamortized debt issuance costs (8) - PLS facilities					—	(0.1)
Total MSR financing facilities, net					$1,285.2	$957.9

Weighted average interest rate (8)					6.70%	7.18%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $24.5 million of the remaining borrowing capacity could be used at December 31, 2025 based on the amount of eligible collateral that was pledged and could be financed on a committed basis.
(2)Our obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and servicing advances. Onity guarantees the obligations under the facility. We are subject to daily margining requirements under the terms of the facility. In February 2025, the maturity date was extended to February 2026. In June 2025, the borrowing capacity was increased to $400.0 million from $300.0 million. In January 2026, the borrowing capacity was increased to $450.0 million and the maturity date was extended to January 2027.
(3)The final payment on the PLS Notes (see (7) below) was made from proceeds received on this new $70.0 million repurchase agreement entered into in February 2025 with a maturity date of February 2026, pursuant to which PHH sold the membership interest certificate representing 100% of the limited liability company interests in PLS Issuer and agreed to repurchase such membership interest certificate at a specified future date at the price set forth in the repurchase agreement. Onity guarantees the obligations of PHH under the facility subject to the terms and conditions set forth in the guaranty secured by a lien on the related PLS MSRs. See Note 2 — Securitizations and Variable Interest Entities for additional information.
(4)Our obligations under this facility are secured by a lien on certain GSE MSRs. Onity guarantees the obligations under this facility. See Note 2 — Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. In January 2025, the borrowing capacity was increased to $650.0 million. In May 2025, the facility was extended to PAS with similar terms to the existing facility with an aggregate borrowing capacity of $650.0 million, that was further increased to $750.0 million in June 2025. In August 2025, the maturity date was extended to January 2026. In January 2026, the maturity date was extended to May 2026.
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
(7)The single class PLS Notes were an amortizing debt instrument with an original principal amount of $75.0 million and a fixed interest rate of 5.114%. The PLS Notes were issued by a trust (PLS Issuer) that is included in our consolidated financial statements, and PLS Issuer’s obligations under the facility were secured by a lien on the related PLS MSRs. Onity guaranteed the obligations of PLS Issuer under the facility. The final principal payment was made on the due date in February 2025. See Note 2 — Securitizations and Variable Interest Entities for additional information.
(8)Weighted average interest rate excludes the effect of the amortization of debt issuance costs and prepaid lender fees. At December 31, 2025 and 2024, unamortized prepaid lender fees related to revolving-type MSR financing facilities were $1.5 million and $2.1 million, respectively, and are included in Other assets in our consolidated balance sheets.

Senior Notes			Outstanding Balance at December 31,
	Interest Rate (1)	Maturity	2025	2024
Senior Notes Due 2029	9.875%	November 2029	$500.0	$500.0
Less:
Discount (2)			(1.8)	(2.2)
Unamortized debt issuance costs (2)			(8.6)	(10.4)
			(10.4)	(12.6)

Senior notes, net			$489.6	$487.4
(1)Excludes the effect of the amortization of debt issuance costs and discount.
(2)The discount and debt issuance costs are amortized to interest expense through the maturity of the notes.
Issuance of 9.875% Senior Notes due 2029
On November 6, 2024, PHH Corporation issued $500.0 million aggregate principal amount of 9.875% Senior Notes due November 1, 2029 (Senior Notes due 2029) at a price of 99.556% of the principal amount in a syndicated private placement exempt from registration under the Securities Act of 1933, as amended. Interest on the Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2025, and principal is due at maturity. The Senior Notes are guaranteed by Onity and certain wholly-owned subsidiaries including PMC and PAS (collectively “Restricted Subsidiaries”). The Senior Notes due 2029 are secured by the equity interests of the Restricted Subsidiaries and any Available Cash in excess of Agency Requirements, as defined. Also, see Note 28 — Subsequent Events for information on the issuance of an additional $200.0 million of Senior Notes due 2029 on January 30, 2026.
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
Redemption in 2024 of PMC 7.875% Senior Notes due 2026 and Onity 12% Senior Notes due 2027
The proceeds from the issuance of the Senior Notes Due 2029 described above, together with proceeds from the sale of MAV Canopy and available cash, were used to redeem in November 2024 all of the outstanding $289.1 million 7.875% PMC Senior Secured Notes due 2026 at a redemption price of 101.969% and the $285.0 million 12% Onity Senior Secured Notes due 2027 at a redemption price equal to 102.5% (with the exception of notes redeemed equal to the cash proceeds from the MAV Canopy sale which were redeemed at par). The redemption of all of the outstanding notes resulted in the recognition of a $53.4 million loss on debt extinguishment due to the accelerated write-off of $36.8 million unamortized discount and debt issuance costs, the payment of an $11.6 million make-whole redemption premium and a $5.0 million transaction fee to Oaktree. Also refer to Note 12 — Investment in Equity Method Investee and Related Party Transactions.
In addition, during 2024 (prior to their redemption) and 2023, we repurchased and extinguished a total principal amount of $70.9 million and $15.0 million, respectively, of the PMC Senior Secured Notes, and recognized a gain of $4.1 million and $1.3 million on debt extinguishment, net of the associated write-off of unamortized discount and debt issuance costs.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligations. On October 2, 2025, Moody’s affirmed the Caa1 rating of the $500.0 million Senior Notes due 2029 issued by PHH Corporation. Moody’s also affirmed the B3 corporate family rating of Onity. The entities’ outlooks are stable. On October 21, 2024, S&P assigned a B- rating to the $500.0 million Senior Notes due 2029. S&P also affirmed the B- rating of Onity with a Stable Outlook. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Covenants
Under the terms of our debt agreements in effect as of December 31, 2025, we are subject to various affirmative and negative covenants. Collectively, these covenants include:
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at December 31, 2025 is a minimum of $275.0 million and $125.0 million tangible net worth for Onity and PHH, respectively. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at December 31, 2025 is for a minimum of $65.0 million and $20.0 million for Onity and PHH, respectively. None of our debt agreements have any tangible net worth or liquidity requirements at PAS due to the guarantee of Onity. See Note 25 — Regulatory Requirements for our regulatory capital and liquidity requirements.
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
Collateral
Our assets pledged as collateral for secured borrowings are as follows at December 31, 2025. Assets may also be subject to other liens or restrictions under various agreements.

	Assets	Pledged Assets	Collateralized Financings (8)	Liability Categories
Cash (1)	$180.5	$—	$—	n/a (1)
Restricted cash (2)	84.1	45.2	—	Multiple
Owned MSRs, excluding ESS (4)	1,870.9	1,870.4	1,216.2	MSR financing facilities
Transferred MSRs, including ESS (3)	954.5	954.5	868.4	MSR related financing liabilities and MSR financing facilities (3)
Advances, net (4)	483.4	430.6	384.4	Advance match funded liabilities and MSR financing facilities
Loans held for sale	1,891.7	1,850.4	1,916.1	Mortgage warehouse facilities and Reverse mortgage securitization notes
Reverse loans held for sale pooled into HMBS - securitized (5) (6)	9,703.1	9,703.1	9,611.7	HMBS related borrowings
Reverse loans held for sale pooled into HMBS - unsecuritized (6)	104.4	77.7	69.2	Mortgage warehouse facilities
Receivables, net	189.8	84.9	97.7	Mortgage warehouse facilities and Reverse mortgage securitization notes
REO (Other assets)	83.8	81.0	93.6	Mortgage warehouse facilities and Reverse mortgage securitization notes
Total (7)	$15,546.1	$15,097.8	$14,257.3
(1)Includes $157.2 million Available Cash held by Regulated Subsidiary Guarantors, as defined, pursuant to the Senior Notes Due 2029.
(2)Pledged assets primarily include amounts specifically designated to repay debt and to provide over-collateralization for MSR financing facilities, reverse mortgage securitization notes, mortgage warehouse facilities and match funded debt facilities (debt service accounts).
(3)Includes MSRs transferred to MSR capital partners that are accounted for as secured financings and ESS pledged MSRs. Includes $26.4 million MSR financing facilities.
(4)$42.5 million drawn under the $400 million Ginnie Mae MSR financing facility is used to finance Ginnie Mae related advances.
(5)Reverse mortgage loans and real estate owned are pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of PHH’s default on its servicing obligations, or if the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to PHH in connection with certain claims relating to the performance and obligations of PHH as both issuer of HMBS and servicer of HECMs underlying HMBS.
(6)See Note 5 – Reverse Mortgages.
(7)The total of selected assets disclosed in the above table does not represent the total consolidated assets of Onity. For example, the total excludes contingent loan repurchase asset, premises and equipment, and certain other assets.
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

	Expected Maturity/Repayment Date (1)
	2026	2027	2028	2029	2030	Thereafter	Total Balance	Fair Value
Advance match funded liabilities	$0.5	$341.4	$—	$—	$—	$—	$341.9	$341.9
Reverse mortgage securitization notes	76.5	309.9	565.5	—	—	—	951.9	909.6
Mortgage loan warehouse facilities	1,224.6	—	—	—	—	—	1,224.6	1,224.6
MSR financing facilities	1,072.2	194.5	18.5	—		—	1,285.2	1,278.3
Senior notes	—	—	—	500.0	—	—	500.0	515.0
	$2,373.8	$845.9	$584.0	$500.0	$—	$—	$4,303.6	$4,269.4
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
Note 15 — Other Liabilities

	December 31,
	2025	2024
Compensation-related and other accrued expenses	$84.8	$78.4
Servicing-related obligations	64.9	65.1
Checks held for escheat	53.2	54.1
Due to Rithm - Advance collections and servicing fees	47.9	63.4
Liability for indemnification obligations	27.8	30.5
Accrued legal fees and settlements	27.6	16.0
Accrued interest payable	17.1	13.4
Liability for unfunded pension obligation and gratuity plans	9.2	7.4
Derivatives, at fair value - See Note 18	9.1	27.6
Lease liability	7.2	9.0
Mortgage insurance premium payable	6.6	7.5
Derivative related payable	4.7	15.2
MSR purchase price holdback	3.0	11.0
Income taxes payable	2.9	1.0
Excess servicing fee spread payable	2.2	2.2
Liability for uncertain tax positions	—	13.3
Other	6.7	5.3
	$374.9	$420.6

The following table presents the activity related to the Accrued legal fees and settlements:

Accrued Legal Fees and Settlements	Years Ended December 31,
	2025	2024	2023
Beginning balance	$16.0	$8.3	$42.2
Accrual for (reversal of) probable losses (1)	17.0	8.4	(30.0)
Payments (2)	(6.2)	(1.3)	(3.8)
Net increase (decrease) in accrued legal fees	0.8	0.6	(0.1)
Ending balance	$27.6	$16.0	$8.3
(1)Consists of amounts accrued for probable losses or reversed in connection with legal and regulatory settlements and judgments. Such amounts are reported in Professional services expense in the consolidated statements of operations.
(2)Includes cash payments made in connection with resolved legal and regulatory matters.
Note 16 — Mezzanine Equity
On November 1, 2024, Onity issued 2,111,787 shares of a new series of non-convertible, preferred stock (Series B Preferred Stock) with an aggregate liquidation preference amount of $52.8 million ($25.00 per share). The Series B Preferred Stock ranks senior to all classes of common stock of Onity and have no voting rights except under limited circumstances. The Series B Preferred Stock accrues cumulative dividends at a rate of 7.875% per year of the preference liquidation value for the first five years, increasing 2.5% each year thereafter up to a maximum rate of 15% per year, which dividends are payable in cash and in arrears on a quarterly basis when, as and if declared by the Board of Directors of Onity. Effective with the cancellation of a fractional share on August 31, 2025, the number of Series B Preferred Stock shares outstanding is 2,111,786. The shares are registered with the SEC for resale.
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
The Series B Preferred Stock is classified as mezzanine equity on our consolidated balance sheet as it is contingently redeemable in the event of a change of control that is not solely within Onity’s control. The Series B Preferred Stock is reported at its initial fair value less issuance costs. The Company declared and distributed $4.2 million and $0.5 million dividends in 2025 and 2024, respectively.
Note 17 — Stockholders’ Equity
Common Stock Warrants
In 2021, in connection with the launch of MAV, a joint-venture vehicle to invest in MSRs exclusively subserviced by PHH (see Note 12 — Investment in Equity Method Investee and Related Party Transactions), and concurrent with the issuance of senior notes to Oaktree (see Note 14 — Borrowings), we issued to Oaktree warrants to purchase 1,184,768 and 261,248 shares of our common stock at a price per share of $26.82 and $24.31, that may be exercised at any time through March 4, 2027 and May 3, 2025, respectively, in cash or pursuant to a cashless exercise, as defined. On October 23, 2024, the warrants were amended to provide that upon their exercise Oaktree can elect the cash exercise option only with the consent of Onity and, without the consent of Onity, the exercise price can only be paid via the net share settlement option (cashless exercise). Pursuant to a registration rights agreement with Oaktree, we registered with the SEC for resale previously issued shares of common stock and the shares of common stock issuable upon exercise of the warrants described above.
On February 13, 2025, Oaktree exercised its right to purchase 261,248 shares of our common stock in a net share settlement, at the exercise price of $24.31 per share. Pursuant to the warrant agreement, as amended, Onity elected to settle in cash the exercise of the warrants, resulting in a $3.5 million cash payment to Oaktree and an equal reduction of Stockholders’ Equity. The warrant exercise did not result in any change to the number of issued and outstanding shares of common stock.
On December 5, 2025, Oaktree exercised its right to purchase 1,184,768 shares of our common stock in a net share settlement, at the exercise price of $26.82 per share. Pursuant to the warrant agreement, as amended, Onity elected to settle in shares the exercise of the warrants, resulting in the issuance of 462,762 shares of common stock without any change to Stockholders’ equity. The 462,762 shares issued to Oaktree represented 5.4% of our outstanding common stock at issuance date. Following the exercise, we have no remaining warrants outstanding as of December 31, 2025.

Preferred Stock
Onity’s Amended and Restated Articles of Incorporation authorize the issuance of up to 20,000,000 preferred shares. No such shares have been issued as of and for the three years ended December 31, 2025, with the exception of 2,111,787 Series B Preferred Shares issued in November 2024. See Note 16 — Mezzanine Equity for additional details.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	December 31,
	2025	2024
Unfunded pension plan obligation, net	$—	$1.4
Unrealized losses on cash flow hedges, net	(0.3)	(0.4)
Other	0.2	0.2
	$(0.1)	$1.2

Note 18 — Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the years ended December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Maturities	Notional	Fair Value	Maturities	Notional	Fair Value
Derivative Assets (Other assets)
Forward sales of Reverse loans	N/A	$—	$—	January 2025	$60.0	$0.4
Forward loans IRLCs	January - April 2026	2,461.9	16.5	N/A	—	—
Reverse loans IRLCs	February - April 2026	18.6	0.8	February 2025	25.6	0.2
TBA forward MBS trades	January - March 2026	1,913.5	8.4	January - March 2025	1,391.1	10.0
Forward sales of Forward loans	N/A	—	—	January 2025	215.0	1.5
Interest rate futures	March 2026	590.0	1.9	March 2025	225.0	3.2
Interest rate option contracts	January 2026	50.0	0.5	N/A	—	—
Total		$5,034.0	$28.1		$1,916.6	$15.4

Derivative Liabilities (Other liabilities)
Forward loans IRLCs	N/A	$—	$—	January - May 2025	$1,311.6	$(0.7)
Forward sales of Reverse loans	January 2026	30.0	(0.2)	NA	—	—
TBA forward MBS trades	January - March 2026	2,171.6	(6.6)	January - February 2025	789.0	(5.0)
Interest rate futures	March 2026	1,935.0	(1.8)	March 2025	875.0	(21.9)
Interest rate option contracts	January 2026	50.0	(0.5)	N/A	—	—
Total		$4,186.6	$(9.1)		$2,975.6	$(27.6)

The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statements of operations.

	Years Ended December 31,
Gain (Loss)	2025	2024	2023	Financial Statement Line
Derivative Instruments
Forward loans IRLCs	$17.2	$(5.8)	$6.4	Gain on loans held for sale, net
Reverse loans IRLCs	0.6	(0.3)	(0.1)	Gain on reverse loans and HMBS-related borrowings, net
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	(70.3)	34.5	19.1	Gain on loans held for sale, net (Economic hedge)
Forward trades (economically hedging forward pipeline trades and EBO pipeline)	(1.5)	1.5	(0.4)	Gain on loans held for sale, net (Economic hedge)
Interest rate futures, TBA trades and interest rate option contracts	12.2	(112.9)	(33.1)	MSR valuation adjustments, net
Interest rate futures	1.6	—	—	Gain on reverse loans and HMBS-related borrowings, net
Forward sales of Reverse loans	(0.7)	0.5	(0.2)	Gain on reverse loans held for investment and HMBS-related borrowings, net
Other	—	—	0.2	Other, net
Total	$(40.9)	$(82.5)	$(8.2)
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
The objective of our MSR interest rate risk management and hedging policy is to protect shareholders’ equity and earnings against the fair value volatility of interest-rate sensitive MSR portfolio exposure, considering market, liquidity, cost and other conditions. The interest-rate sensitive MSR portfolio exposure is defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements that do not qualify for sale accounting, also referred to as Pledged MSR liabilities (See Note 8 — MSR Related Financing Liabilities, at Fair Value),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings (also referred to as HECM or reverse MSR for risk management purposes),
•other interest-rate sensitive exposures, including our ESS financing liabilities, non-Agency MSR and reverse mortgage buyouts, as deemed appropriate by the Market Risk Committee.
The hedge coverage ratio, defined as the ratio of hedge (including reverse MSR) to asset rate sensitivity (referred to as DV01) is subject to lower and upper target thresholds under our policy. We regularly evaluate the hedge coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, liquidity impacts under shock scenarios and other factors. As the market dictates, management may choose to maintain the hedge coverage ratio at different thresholds, with approval of the Market Risk Committee, in order to preserve liquidity, improve hedge effectiveness and/or optimize asset returns. Effective December 2023, we established a targeted hedge coverage ratio range between 95% and 105%. In April 2024, we changed the risk measure to a dollar DV01 that resulted in an equivalent range of approximately 90% to 110%. In May 2025, we established a new targeted hedge coverage ratio of 85% with a range between 80% and 100%. The targeted ratio was increased to a range of 95% to 100%, effective end of October 2025.
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

Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate futures and options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities, are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time to time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment.
Effective October 2025, without changing our interest rate risk management objective and procedures, our HECM MSR is now hedged with dedicated third-party derivative instruments, whose fair value changes are presented within Gain on reverse loans and HMBS-related borrowings, net in our consolidated statements of operations, within the Servicing segment.
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
Pipeline Hedging - Interest Rate Lock Commitments and Loans Held for Sale, at Fair Value
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 75 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 to 30 days. Loans held for sale are generally funded and sold within 5 to 30 days. This interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. We have elected the fair value option for pipeline loans held for sale for risk management purposes. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, thus to preserve the initial gain on sale margin at lock date. Actual fair value changes of derivatives may not fully offset fair value changes of the IRLCs and loans due to many factors including basis risk or market volatility. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net or Gain on reverse loans and HMBS-related borrowings, net in our consolidated statements of operations.
Note 19 — Interest Income

	Years Ended December 31,
	2025	2024	2023
Loans held for sale	$119.8	$79.7	$71.3
Interest earning cash deposits and other	15.6	13.7	6.7
	$135.4	$93.3	$78.0
Note 20 — Interest Expense

	Years Ended December 31,
	2025	2024	2023
MSR financing facilities	$85.8	$72.4	$70.6
Mortgage warehouse facilities	85.5	63.2	68.2
Reverse mortgage securitization notes	47.7	35.2	9.6
Advance match funded liabilities	30.3	37.3	41.4
Senior Notes Due 2029	51.4	7.8	—
Onity Senior Secured Notes (1)	—	41.4	43.8
PMC Senior Secured Notes	—	24.1	30.8
Escrow	7.8	7.4	9.3
	$308.6	$288.9	$273.6
(1)Notes issued to Oaktree affiliates, inclusive of amortization of debt issuance costs and discount of $10.4 million and $9.6 million for the years ended December 31, 2024 and 2023, respectively.

Note 21 — Income Taxes
The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2025	2024	2023
Domestic	$52.2	$29.2	$(68.3)
Foreign	10.5	10.0	10.2
	$62.7	$39.3	$(58.1)
The components of income tax expense (benefit) were as follows:

	Years Ended December 31,
	2025	2024	2023
Current:
Federal (1)	$(8.9)	$3.3	$3.5
State	0.4	0.8	0.3
Foreign (1)	2.3	1.4	2.2
Total current income tax expense (benefit)	(6.2)	5.5	6.0
Deferred:
Federal	9.9	7.0	(14.6)
State	(1.3)	1.9	(2.6)
Foreign	(0.6)	(0.3)	(0.5)
Provision for (reversal of) valuation allowance on deferred tax assets (2)	(128.6)	(8.8)	17.3
Total deferred income tax expense (benefit)	(120.6)	(0.2)	(0.4)

Income tax expense (benefit)	$(126.8)	$5.3	$5.6

By jurisdiction:
Federal	$(73.4)	$3.3	$3.5
State	(55.3)	0.8	0.3
Foreign	1.9	1.2	1.8
Income tax expense (benefit)	$(126.8)	$5.3	$5.6
(1)2024 includes $1.1 million benefit related to interest previously presented as Other (nil in 2023).
(2)2025 includes $120.1 million reversal of valuation allowances against U.S. federal and certain state deferred tax assets based on our evaluation of the realizability of these deferred tax assets as of December 31, 2025.

The following two tables present a reconciliation of the Income tax provision at the U.S. federal statutory tax rate to our Income tax provision at our actual effective income tax rate. The table below provides the reconciliation for the year ended December 31, 2025, pursuant to our adoption of ASU 2023-09, Improvements to Income Tax Disclosures, on a prospective basis (see Note 1 — Organization, Basis of Presentation and Significant Accounting Policies):

	Year Ended December 31, 2025
	$	%
Expected income tax expense (benefit) at statutory rate	$13.2	21%
State and local income taxes, net of federal benefit (1)	(43.7)	(70)
Non-taxable or non-deductible items:
Executive compensation disallowance	2.5	4
Other permanent differences	(0.4)	(1)
Changes in federal valuation allowances	(85.7)	(137)
Foreign tax effects (2)	1.2	2
Changes in unrecognized tax benefits (3)	(12.8)	(20)
Interest on refund claims due from tax authorities	(1.2)	(2)
Other adjustments	0.2	—
Actual income tax expense (benefit)	$(126.8)	(202)%
(1)Includes $42.9 million changes in state valuation allowances, net of federal benefit. The states and local jurisdictions that, in aggregate, represented more than 50% of the effect of state and local income taxes disclosed above were, for 2025, New Jersey, California, Florida, New York and Illinois.
(2)Mostly India.
(3)Includes $13.3 million reversal of our prior year liability for uncertain tax positions.
The table below presents a reconciliation of the Income tax provision at the U.S. federal statutory tax rate to our Income tax provision at our actual effective income tax rate for the years ended December 31, 2024 and 2023, as previously disclosed, prior to the adoption of ASU 2023-09:

	Years Ended December 31,
	2024		2023
	$	%	$	%
Expected income tax expense (benefit) at statutory rate	$8.2	21%	$(12.2)	21%
Differences between expected and actual income tax expense:
CARES Act	0.3	1	—	—
Provision for (reversal of) valuation allowance on deferred tax assets	(8.8)	(23)	17.3	(30)
Provision for (reversal of) liability for uncertain tax positions	1.0	3	1.1	(2)
Interest on refund claims due from tax authorities	(1.4)	(4)	—	—
Other provision to return differences	0.8	2	(0.1)	—
Foreign tax differential including effectively connected income and foreign withholding taxes (1)	0.8	2	1.2	(2)
State tax, after Federal tax benefit	2.2	6	(1.8)	3
Benefit of state net operating loss (NOL) carryback claims and amended return filings	—	—	—	—
Executive compensation disallowance	1.7	4	1.6	(3)
Excess tax benefits from share-based compensation	0.2	—	(1.9)	3
Other permanent differences	0.4	1	—	—
Foreign tax credit (generation) utilization	—	—	0.1	—
Other	0.1	—	0.3	—
Actual income tax expense (benefit)	$5.3	14%	$5.6	(10)%
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
Net deferred tax assets were comprised of the following:

	December 31,
	2025	2024
Deferred tax assets
NOL carryforwards - federal and foreign	$34.1	$55.3
NOL carryforwards and credits - state and local	66.7	75.5
Interest expense disallowance	153.4	170.2
Reserve for servicing exposure	5.3	6.0
Accrued legal settlements	6.2	3.5
Stock-based compensation expense	7.3	11.3
Accrued incentive compensation	6.3	6.9
Accrued other liabilities	4.1	4.4
Intangible asset amortization	5.4	7.2
Foreign deferred assets	3.9	3.7
Bad debt and allowance for loan losses	6.8	10.4
Other	1.5	2.2
	301.0	356.6
Deferred tax liabilities
MSR amortization	150.4	170.9
Other	0.3	1.5
	150.7	172.4
Net deferred tax assets (liabilities) before valuation allowance	150.3	184.2
Valuation allowance	(26.5)	(181.0)
Deferred tax assets, net	$123.8	$3.2
As of December 31, 2025, we had net deferred tax assets before valuation allowance of $150.3 million including $145.7 million in the U.S.
Valuation Allowance
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized in future periods. In evaluating our ability to realize the deferred tax assets, we considered all available positive and negative evidence, including our past operating results, forecasted future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income requires significant judgment and actual operating results in future years could differ from our current assumptions, judgments and estimates.
As of December 31, 2025, we believe that the weight of the positive evidence outweighs the negative evidence regarding the realization of our U.S. federal deferred tax assets, including cumulative income in recent years, continued profitability, and expectations regarding future profitability, resulting in the release of the corresponding valuation allowance. As of December 31, 2025, for certain U.S. state net operating losses and interest expense disallowance carryforwards, we believe the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these state deferred tax assets and as a result are not considered to be more likely than not realizable; therefore, we have maintained a valuation allowance against these assets.
As of December 31, 2024, we recorded a full valuation allowance of $179.8 million on our U.S. net deferred tax assets. These U.S. jurisdictional deferred tax assets were not considered to be more likely than not realizable based on all available positive and negative evidence, as we believe that the weight of the negative evidence outweighed the positive evidence regarding the realization of our U.S. federal deferred tax assets as of December 31, 2024.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. We will continue to evaluate our ability to realize our net deferred tax assets on a quarterly basis.

Net Operating Loss Carryforwards
At December 31, 2025, we had U.S. federal NOL carryforwards of $158.1 million, of which $60.0 million will expire beginning 2032 through 2037 and $98.1 million may be carried forward indefinitely. The related deferred tax asset is $33.2 million, against which no valuation allowance has been recorded.
The state NOL and tax credit carryforwards valued at $66.7 million will expire beginning 2026 through 2045 with $12.8 million of state NOLs and tax credits generated after 2017 never expiring. We believe that it is more likely than not that the benefit from certain U.S. state NOL carryforwards will not be realized. In recognition of this risk, we have provided a total valuation allowance of $24.4 million on the $66.7 million deferred tax assets relating to the U.S. state NOL and tax credit carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2025 will be accounted for as a reduction of income tax expense.
Additionally, $334.5 million of USVI NOLs have been carried back to offset prior period tax due in the USVI and we recognized the tax-effect of this attribute as a $12.9 million income taxes receivable, of which we received $7.1 million in 2023 from the USVI.
We also have federal interest expense disallowance carryforwards under Section 163(j) of $639.5 million at December 31, 2025, which may be carried forward indefinitely. The related deferred tax asset is $134.3 million, against which no valuation allowance has been recorded. In addition, we have state interest expense disallowance carryforwards valued at $19.1 million against which a valuation allowance of $1.2 million has been recorded.
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
Uncertain Tax Positions
Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2022 through the present, our USVI corporate tax return for the years ended December 31, 2022 through the present, and our India corporate tax returns for the years ended March 31, 2012 through the present. During 2021, we concluded our audit in the USVI jurisdiction for tax years 2013 - 2016 related to the carryback of losses generated in 2015 and 2016 to tax years 2013 and 2014, respectively, without any adjustment, and in December 2022, we executed a closing agreement with the BIR that calls for payment of the income tax refunds, plus accrued interest, over a two-year period ending December 31, 2024. However, the BIR has failed to remit refunds in accordance with the agreement and we have filed a lawsuit against the USVI for the unpaid portion of the refunds due. See Note 10 — Receivables and Note 27 — Contingencies for additional information.
The following table presents the activity related to unrecognized tax benefits for uncertain tax positions (excluding accrued interest and penalties):

	Years Ended December 31,
	2025	2024	2023
Beginning balance	$8.7	$8.7	$8.7
Additions for tax positions of current year	—	—	—
Reductions for tax positions of prior years	—	—	—
Reductions for settlements	—	—	—
Lapses in statute of limitations	(8.7)	—	—
Ending balance (1)	$—	$8.7	$8.7
(1)Included in the Liability for uncertain tax positions in Other liabilities.
We recognized total interest and penalties of $(4.6) million, $1.2 million and $1.2 million as income tax expense or (benefit) in 2025, 2024 and 2023, respectively. At December 31, 2025 and 2024, accruals for interest and penalties were $0.0 million and $4.6 million, respectively, and are included in the Liability for uncertain tax positions in Other liabilities. As of December 31, 2025 and 2024, we had unrecognized tax benefits for uncertain tax positions, excluding accrued interest and penalties, of $0.0 million and $8.7 million, respectively, all of which if recognized would affect the effective tax rate.

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
Undistributed Foreign Earnings and Non-U.S. Jurisdictions
As of December 31, 2025, we have recognized a deferred tax liability of $0.3 million for foreign subsidiary undistributed earnings. We do not consider our foreign subsidiary undistributed earnings to be indefinitely invested outside the U.S.
Income Tax Payments
The individual foreign and state jurisdictions that represented more than 5% of the $7.6 million total income tax payments net of refunds for the year ended December 31, 2025, which are disclosed in the supplemental information of the consolidated statements of cash flows, were India ($3.5 million) and the state of Pennsylvania ($0.4 million).
Global Tax Reform
The Organization for Economic Co-operation and Development’s (OECD) Inclusive Framework on Base Erosion Profit Shifting (BEPS) has introduced rules to establish a global minimum corporate tax rate of 15% for multinational enterprises with a turnover of more than €750 million, commonly referred to as the Pillar Two rules. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning in 2024, or are expected to enact similar legislation. The OECD has issued rules and administrative guidance that include safe harbor rules as part of the implementation of the Pillar Two global minimum tax. We have evaluated the impact of these rules and the adoption of Pillar Two has not had any significant impact on our consolidated financial statements in 2025 and 2024 due to qualifying for certain transitional safe harbors. We will continue to monitor the potential impact of the Pillar Two proposals and developments on our consolidated financial statements.
U.S. Tax Reform
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

	Years Ended December 31,
	2025	2024	2023
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$185.4	$33.4	$(63.7)

Weighted average shares of common stock outstanding	8,035,942	7,816,093	7,635,584

Basic earnings (loss) per share	$23.07	$4.28	$(8.34)

Diluted earnings (loss) per share
Net income (loss) attributable to common stockholders	$185.4	$33.4	$(63.7)

Weighted average shares of common stock outstanding	8,035,942	7,816,093	7,635,584

Effect of dilutive elements
Common stock warrants (1)	308,874	83,260	—
Stock option awards	31	—	—
Common stock awards	292,462	188,182	—
Dilutive weighted average shares of common stock	8,637,309	8,087,535	7,635,584

Diluted earnings (loss) per share	$21.46	$4.13	$(8.34)

Stock options and common stock awards excluded from the computation of diluted earnings (loss) per share
Anti-dilutive (2)	18,764	87,879	66,710
Market-based (3)	22,565	64,085	58,397
(1)Refer to Note 17 — Stockholders’ Equity for description of the exercise of warrants by Oaktree in 2025. At December 31, 2025, there were no common stock warrants outstanding.
(2)Includes stock options and stock awards that are anti-dilutive based on the application of the treasury stock method.
(3)Shares that are issuable upon the achievement of certain market-based performance criteria related to Onity’s stock price.

Note 23 — Employee Compensation and Benefit Plans
We maintain defined contribution plans to provide post-retirement benefits to our eligible employees and one non-contributory defined benefit pension plan which was terminated and settled by December 31, 2025. We also maintain additional incentive compensation plans for certain employees. We designed these plans to facilitate a pay-for-performance culture, further align the interests of our officers and key employees with the interests of our shareholders and to assist in attracting and retaining employees vital to our long-term success. These plans are summarized below.
Defined Contribution Savings Plans
We sponsor defined contribution savings plans for eligible employees in the U.S (401(k) plan) and India (Provident Fund).
Contributions of participating employees to the plans are matched on the basis specified by these plans. For the 401(k) plans, we match 50% of the first 6% of each eligible participant’s contribution to the 401(k) plans with maximum aggregate matching of $10,500 for 2025. For the Provident Fund, both the employee and the employer are required to make minimum contributions to the fund at a predetermined rate (currently 12%) applied to a portion of the employee's salary.
Our contributions to these plans were $4.2 million, $4.3 million and $4.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Defined Benefit Pension Plan
Onity sponsored the PHH Corporation Pension Plan (the Plan), a non-contributory defined benefit pension plan which was terminated effective December 31, 2024. During 2025, the remaining benefit obligations of the Plan were settled through a combination of lump sum payments and the purchase of annuities to transfer to a third party the obligation to pay benefits to participants or their beneficiaries. The initial annuity purchase of $17.0 million occurred in May 2024, with an additional final purchase of $16.5 million in December 2025.

The following table shows the benefit obligation, plan assets and funded status for the Plan:

	December 31,
	2025	2024
Projected benefit obligation	$—	$18.2
Fair value of plan assets	—	19.1
Overfunded status recognized in Other liabilities	$—	$0.9

Amounts recognized in Accumulated other comprehensive income (loss)	$—	$1.3
Onity contributed to the Plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws as well as additional amounts at its discretion. Our contributions to the Plan were nil, $0.6 million and nil for 2025, 2024 and 2023, respectively.
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
The following table shows the total benefit obligation, plan assets and funded status for the Gratuity Plan:

	December 31,
	2025	2024
Benefit obligation	$8.4	$7.6
Fair value of plan assets	—	—
Unfunded status recognized in Other liabilities	$(8.4)	$(7.6)
During the years ended December 31, 2025, 2024 and 2023, benefits of $0.5 million, $0.4 million, and $0.5 million were paid by OFSPL. As of December 31, 2025, future expected benefit payments to be made from the assets of the Gratuity Plan, which reflect expected future service, is $1.1 million, $1.0 million, $0.9 million, $0.9 million and $0.8 million for the years ending December 31, 2026, 2027, 2028, 2029 and 2030, respectively. The expected benefit payments to be made for the subsequent five years ending December 31, 2031 through 2035 are $3.6 million.
Annual Incentive Plan
The Onity Group Inc. Annual Incentive Plan and the 2021 Equity Incentive Plan (the 2021 Equity Plan) are our primary incentive compensation plans for executives, management and other eligible employees. Previously issued equity awards remain outstanding under the 2017 Performance Incentive Plan (the 2017 Equity Plan) and the 2007 Equity Incentive Plan (the 2007 Equity Plan). Under the terms of these plans, participants can earn cash and equity-based awards as determined by the Compensation and Human Capital Committee of the Board of Directors (the Committee). The awards are based on objective and subjective performance criteria established by the Committee. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. We recognized $25.6 million, $29.0 million and $18.7 million of compensation expense during 2025, 2024 and 2023, respectively, related to annual incentive compensation awarded in cash.
The 2007 Equity Plan, the 2017 Equity Plan and the 2021 Equity Plan authorize the grant of stock options, restricted stock, stock units or other equity-based awards, including cash-settled awards, to employees. Effective with the approval of the 2021 Equity Plan by Onity shareholders on May 25, 2021, no new awards have been, or will be, granted under the 2017 Equity Plan. The number of remaining shares available for award grants under the 2017 Equity Plan became available for award grants under the 2021 Equity Plan effective upon shareholder approval. At December 31, 2025 and 2024, there were 569,689 and 542,752 shares of common stock remaining available for future issuance under these plans, respectively.

Equity Awards
Outstanding equity awards granted under the 2007 Equity Plan, the 2017 Equity Plan and 2021 Equity Plan had the following characteristics in common:

Type of Award	Percent of Total Equity Award	Vesting Period

2015 - 2025 Awards:
Options:
Service Condition - Time-based	3%	Ratably over three years (one-third vesting on each of the first three anniversaries of the grant date).
Stock Units:
Service Condition - Time-based	40	Ratably over three years with one-third vesting on each of the first three anniversaries of the grant date.
Service Condition - Time-based	2	Ratably over four years with 25% vesting on each of the first four anniversaries of the grant date.
Market Condition:
Time-based vesting schedule and Market performance-based vesting date	54
Cliff-vest 100% after three years. Vesting of units credited based on Total Shareholder Return (TSR) for any performance period is subject to continued service through the third anniversary of the grant. There is no interim or ratable vesting. The number of performance-based awards that will vest is determined by Onity’s TSR relative to a performance peer group, during each performance period.

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

	Years Ended December 31,
Stock Options	2025		2024		2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	27,731	$84.61	39,157	$141.27	39,157	$141.27
Expired (1)	(9,932)	125.47	(11,426)	278.79	—	—
Outstanding at end of year (2) (3)	17,799	$61.80	27,731	$84.61	39,157	$141.27

Exercisable at end of year (2) (3) (4)	17,799	$61.80	27,731	$84.61	34,657	$94.46

(1)Includes 9,932 and 11,426 options which expired unexercised in 2025 and 2024, respectively, because their exercise price was greater than the market price of Onity’s stock.
(2)Outstanding and exercisable stock options (all are service condition time-based), at December 31, 2025 have a net aggregate intrinsic value of zero .
(3)At December 31, 2025, the weighted average remaining contractual term of options outstanding and options exercisable was 2.8 years and 2.8 years, respectively.
(4)The total fair value of stock options that vested and became exercisable during 2025, 2024 and 2023, based on grant-date fair value, was nil for each of the years.
In 2019, Onity established an annual Long-Term Incentive (LTI) program in connection with changes made by the Committee to the compensation structure of Onity’s executives and management. The LTI program is designed to promote actions and decisions aligned with our strategic objectives and reward our executives and other program participants for long-term value creation for our shareholders in a manner that is consistent with our pay-for-performance philosophy. The program includes both a time-vesting component for retention purposes and a performance component to align with pay-for-performance objectives, using TSR as the performance metric. For annual awards granted during 2020 through 2025, market-based performance is measured based on TSR relative to performance peer groups. The LTI awards are granted under the 2021 Equity Incentive Plan and 2017 Equity Plan.
Of the annual awards granted under the LTI program in 2025, 2024 and 2023, 50% were performance-based with a market condition and the remaining were time-based. The time-based awards vest equally on the first, second and third anniversaries of the award grant date if the continued employment condition is met. The recurring annual performance-based awards cliff-vest 100% after three years subject to meeting the market-based performance conditions and continuing employment. The cash-settled awards are classified as liabilities (Other liabilities) in the consolidated balance sheets and remeasured at fair value at each reporting date with adjustments recorded as Compensation expense in the consolidated statements of operations.
In addition to the annual awards granted under the LTI program in 2025, 4,055 liability-classified time-based units with a service condition were granted under the 2021 Equity Plan to certain employees in connection with their employment. The awards vest ratably over periods ranging from six months to three years, subject to continuing employment.

Stock Units - Equity-Classified Awards	Years Ended December 31,
	2025		2024		2023
	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of year	696,325	$30.93	756,938	$32.67	603,889	$27.19
Granted (1) (2)	102,823	31.85	315,165	30.57	421,074	31.40
Vested (3)(4)	(279,237)	29.43	(280,589)	33.08	(251,810)	17.17
Forfeited/Cancelled (5)	(15,901)	33.81	(95,189)	36.76	(16,215)	36.22
Unvested at end of year (6) (7)	504,010	$31.86	696,325	$30.93	756,938	$32.67
(1)Stock units granted in 2025, 2024 and 2023 include 67,024, 153,080 and 168,950 units, respectively, granted to Onity’s CEO. Stock units granted in 2025, 2024 and 2023 include 35,799, 8,153 and 57,515 units, respectively, added as a result of a performance factor.
(2)Includes 7,405 one-time service condition based awards granted in 2024 to certain employees in connection with their employment. Includes 89,664 one-time market performance based awards granted in 2023 to certain employees in connection with their employment.
(3)The total intrinsic value of stock units vested, which is defined as the weighted market value of the stock on the date of vesting, was $9.1 million, $7.4 million and $6.5 million for 2025, 2024 and 2023, respectively.
(4)The total fair value of the stock units that vested during 2025, 2024 and 2023, based on grant-date fair value, was $8.2 million, $9.3 million and $4.3 million, respectively.
(5)Stock units forfeited/cancelled in 2025, 2024 and 2023 includes 15,901, 95,189 and 11,319 units, respectively, forfeited due to market-based performance.
(6)Excluding the 281,669 market-based stock awards that have not met their market-based performance criteria (and time-vesting requirements, where applicable), the net aggregate intrinsic value of stock awards outstanding at December 31, 2025 was $10.2 million. .
(7)At December 31, 2025, the weighted average remaining contractual term of share units outstanding was 1.4 years.

Stock Units - Liability-Classified Awards	Years Ended December 31,
	2025	2024	2023
Unvested units at beginning of year	427,792	466,421	620,559
Granted	387,196	213,588	198,624
Vested	(171,714)	(187,056)	(410,752)
Forfeited/Cancelled (1)	(35,718)	(72,045)	(61,093)
Other (2)	23,883	6,884	119,083
Unvested units at end of year	631,439	427,792	466,421
(1)Units forfeited/cancelled in 2025, 2024 and 2023 include 10,875, 43,899 and 6,005 units, respectively, forfeited due to market-based performance under the LTI program.
(2)Includes 23,883, 8,228 and 118,834, units added during 2025, 2024 and 2023, respectively, as a result of market-based performance.
The number of performance-based awards that will vest under the annual LTI program awards for 2025, 2024 and 2023 is determined by Onity’s TSR relative to a performance peer group (15-18 companies selected by the Committee, unique group for each grant year) during each performance period. Median (50th percentile) TSR performance will earn the target number of performance-based awards. The awards use four distinct weighted performance periods to measure overall market-based performance – for example for 2023, the period would be three annual periods ending April 3, 2024, 2025, 2026 and one three-year period ending April 3, 2026. Note that the awards do not vest at the end of each performance period. Vesting of units credited based on the TSR for any performance period is subject to continued service through the third anniversary of the grant date. There is no interim or ratable vesting.
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
The following assumptions were used to value awards:

Monte Carlo	2025	2024	2023
Risk-free interest rate	4.00%	4.40%	3.73% - 5.37%
Expected stock price volatility (1)	49.8%	50.6%	55.5% - 75.4%
Expected dividend yield	—%	—%	—%
Expected life (in years)	(2)	(2)	(2)
Fair value	$36.46	$33.57	36.91 - $37.07
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
The following table summarizes Onity's stock-based compensation expense included as a component of Compensation and benefits expense in the consolidated statements of operations:

	Years Ended December 31,
	2025	2024	2023
Compensation expense - Equity-classified awards
Stock option awards	$—	$—	$—
Stock awards	7.6	7.8	9.7
	$7.6	$7.8	$9.7

Compensation expense - Liability-classified awards	$13.6	$3.9	$2.7

Excess tax benefit (tax deficiency) related to share-based awards	$0.5	$(0.2)	$1.9
As of December 31, 2025, no unrecognized compensation costs remained related to non-vested stock options. Unrecognized compensation costs related to non-vested stock units as of December 31, 2025 amounted to $6.2 million, which will be recognized over a weighted-average remaining life of 1.4 years. Unrecognized compensation costs related to unvested liability awards as of December 31, 2025 amounted to $20.3 million, which will be recognized over a weighted-average remaining life of 1.2 years.
Note 24 — Business Segment Reporting
Our business segments reflect the internal reporting that our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (CODM), uses to evaluate our operating and financial performance and to assess the allocation of our resources. The CODM reviews detailed segment results and key metrics, and uses pre-tax income calculated both on a GAAP basis and on a managed or adjusted basis, as internally defined, to assess the segment performance and allocate resources. The segment information presented below is prepared under GAAP, consistent with the amounts included in our consolidated financial statements. A brief description of our current reportable business segments is as follows:

Servicing. This segment is primarily comprised of our mortgage servicing and subservicing business and accounts for 85% of our total revenues in 2025. We earn servicing and subservicing fees, including ancillary income, and incur cost to service the loans which varies depending on delinquency status. We are exposed to MSR valuation adjustments and advancing obligations when we own the MSR. Our servicing portfolio includes both forward and reverse conventional, government-insured and non-Agency mortgage loans, including the reverse mortgage loans classified as loans held for sale pooled into HMBS, previously classified as loans held for investment on our balance sheet. The CODM uses pre-tax income to assess the segment performance and allocate resources, including employees, and financial and capital resources, predominantly in the annual budget and forecasting process. On a monthly basis, the CODM considers budget-to-actual variances, actual variances and trends. The CODM also uses segment pre-tax income for evaluating MSR investments and subservicing pricing and comparing the results and return on assets and the compensation of certain employees.
Originations. The Originations segment reflects the purchase and origination of conventional, government-insured and certain non-Agency residential forward and reverse mortgage loans through multiple channels. The loans are generally sold (securitized through the GSEs and Ginnie Mae programs) shortly after origination on a servicing retained basis. We originate forward mortgage loans directly with customers (consumer direct channel) as well as through correspondent lending arrangements. We originate reverse mortgage loans in all three channels through our correspondent lending arrangements, broker relationships (wholesale) and retail channels. In addition to our originated MSRs, we acquire MSRs through multiple channels, including flow purchase agreements, the Agency Cash Window programs and bulk MSR purchases. The CODM uses pre-tax income to assess the segment performance and allocate resources, including employees, and financial and capital resources, predominantly in the annual budget and forecasting process. On a monthly basis, the CODM considers budget-to-actual variances, actual variances and trends. The CODM also uses segment pre-tax income for evaluating loan and MSR originations and acquisitions, monitoring margin and pricing, and comparing the results and return on assets and the compensation of certain employees.
Corporate. Corporate includes expenses of corporate support services and other business activities that are currently individually insignificant, interest income on short-term investments of cash, gain or loss on extinguishment of debt, interest expense on unallocated corporate debt and foreign currency exchange gains or losses. Corporate also includes the management of our liquidity, funding and capital, and the respective allocation to the segments.
Revenues and expenses directly associated with each respective business segment are included in determining its results of operations. We allocate certain expenses incurred by corporate support services to each business segment using various methodologies intended to approximate the utilization of such services, primarily based on time studies, personnel volumes and service consumption levels. Support service costs not allocated to the Servicing and Originations segments are retained in the Corporate segment along with certain other costs including certain litigation and settlement related expenses or recoveries, and other costs related to operating as a public company. Interest expense on direct asset-backed financings is recorded in the respective Servicing and Originations segments. We allocate interest expense on corporate debt from Corporate to the business segments based on the relative financing needs of the licensed subsidiaries (PHH and PAS) that carry out these businesses. Accordingly, we did not allocate to the segments the interest expense of the $285.0 million 12% Onity Senior Secured Notes due 2027 through their redemption in November 2024, nor the interest expense on the portion of the $500.0 million 9.875% Senior Notes due 2029 that was not pushed down to the licensed subsidiaries through intercompany financing agreements.

Financial information for our segments prepared under GAAP is as follows:
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Year Ended December 31, 2025
Servicing and subservicing fees	$857.2	$—	$—	$857.2
Gain on reverse loans and HMBS-related borrowings, net	34.5	24.3	—	58.8
Gain (loss) on loans held for sale, net	(4.1)	97.1	—	93.0
Other revenue, net	22.1	35.7	—	57.8
Revenue	909.6	157.1	—	1,066.7

MSR valuation adjustments, net	(189.4)	19.5	—	(169.8)

Operating expenses
Compensation and benefits	93.6	59.7	99.3	252.6
Servicing and origination	47.6	11.4	—	58.9
Technology and communications	30.3	9.5	24.3	64.1
Professional services	19.6	2.1	46.1	67.8
Occupancy, equipment and mailing	28.8	3.2	1.6	33.6
Corporate overhead allocations	55.1	17.0	(72.1)	—
Other expenses	1.9	6.4	6.5	14.7
Operating expenses	276.8	109.3	105.6	491.7

Other income (expense)
Interest income	51.0	80.3	4.1	135.4
Interest expense	(211.6)	(73.5)	(23.6)	(308.6)
Pledged MSR liability expense	(169.6)	—	0.1	(169.5)
Other, net	0.7	(1.7)	1.3	0.3
Other income (expense), net	(329.5)	5.2	(18.1)	(342.4)

Income (loss) before income taxes	$113.9	$72.4	$(123.7)	$62.7

Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Year Ended December 31, 2024
Servicing and subservicing fees	$830.5	$2.0	$—	$832.5
Gain on reverse loans held for investment and HMBS-related borrowings, net	16.5	25.9	—	42.5
Gain on loans held for sale, net	1.4	57.7	—	59.0
Other revenue, net	18.2	23.7	—	42.0
Revenue	866.7	109.3	—	976.0

MSR valuation adjustments, net	(109.7)	13.6	—	(96.2)

Operating expenses
Compensation and benefits	100.6	46.4	85.4	232.5
Servicing and origination	42.8	7.8	1.6	52.3
Technology and communications	24.7	7.3	21.0	52.9
Professional services	28.0	2.2	22.5	52.6
Occupancy, equipment and mailing	27.3	2.4	1.7	31.4
Corporate overhead allocations	45.8	16.8	(62.6)	—
Other expenses	3.7	5.4	5.6	14.7
Operating expenses	273.0	88.3	75.2	436.5

Other income (expense):
Interest income	32.9	54.4	6.0	93.3
Interest expense	(184.4)	(58.1)	(46.3)	(288.9)
Pledged MSR liability expense	(175.6)	—	0.1	(175.4)
Loss on extinguishment of debt	(0.1)	—	(49.3)	(49.4)
Equity in earnings of unconsolidated entity	22.9	—	—	22.9
Other, net	(6.8)	(0.4)	0.7	(6.6)
Other expense, net	(311.2)	(4.2)	(88.7)	(404.1)

Income (loss) before income taxes	$172.8	$30.4	$(163.9)	$39.3

Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Year Ended December 31, 2023
Servicing and subservicing fees	$945.2	$2.1	$—	$947.3
Gain on reverse loans held for investment and HMBS-related borrowings, net	23.5	23.2	—	46.7
Gain on loans held for sale, net	10.3	30.3	—	40.6
Other revenue, net	15.5	16.4	—	32.0
Revenue	994.6	72.1	—	1,066.7

MSR valuation adjustments, net	(243.9)	11.7	—	(232.2)

Operating expenses
Compensation and benefits	107.2	43.0	79.0	229.2
Servicing and origination	53.5	2.7	1.1	57.3
Technology and communications	24.6	7.0	20.9	52.5
Professional services (1)	35.1	1.9	(14.7)	22.3
Occupancy, equipment and mailing	28.1	2.2	1.6	31.8
Corporate overhead allocations	45.5	18.7	(64.2)	—
Other expenses	7.8	5.3	5.9	19.0
Operating expenses	301.7	80.8	29.6	412.1

Other income (expense):
Interest income	21.7	51.8	4.5	78.0
Interest expense	(173.3)	(56.6)	(43.7)	(273.6)
Pledged MSR liability expense	(296.4)	—	0.1	(296.3)
Gain on extinguishment of debt	—	—	1.3	1.3
Equity in earnings of unconsolidated entity	7.3	—	—	7.3
Other, net	1.7	(0.2)	1.3	2.8
Other expense, net	(439.0)	(5.0)	(36.4)	(480.5)

Income (loss) before income taxes	$9.9	$(2.0)	$(66.1)	$(58.1)
(1)Professional services expense for 2023 includes the reversal of accruals following the resolution of litigation matters within Corporate.

Total Assets	Servicing	Originations	Corporate	Business Segments Consolidated
December 31, 2025 (1)	$14,683.5	$1,252.3	$234.8	$16,170.6
December 31, 2024	15,242.5	945.0	247.9	16,435.4
December 31, 2023	11,687.6	551.9	274.3	12,513.7
(1)At December 31, 2025, cash balances are allocated to the Servicing and Originations segments as if each segment were operating on a standalone basis. Cash balances were unallocated and remained reported in the Corporate segment in prior periods.
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
As a mortgage originator and servicer, we must comply with a large number of federal, state and local consumer protection and other laws and regulations, that apply to all facets of our business, including, but not limited to, licensing, loan originations, consumer disclosures, default servicing and collections, foreclosure, filing of claims, registration of vacant or foreclosed properties, handling of escrow accounts, payment application, interest rate adjustments, assessment of fees, loss mitigation, use of credit reports, handling of unclaimed property, safeguarding of non-public personally identifiable information about our customers, and the ability of our employees to work remotely. These complex requirements change as laws and regulations are enacted, promulgated, amended, interpreted and enforced.
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
Regulatory capital and liquidity requirements
Our licensed entities are subject to seller/servicer obligations under agreements with the GSEs (regulated by the Federal Housing Finance Agency or FHFA), HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, daily liquidity requirements, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. In addition, as a large non-depository seller-servicer, we are required to provide the GSEs with third-party servicer and credit ratings, and an annual liquidity and capital plan that includes MSR stress tests. Minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers include the following:
•Minimum liquidity - generally defined as a percentage of the serviced UPB, ranging from 3.5 to 20 basis points depending on remittance obligations, loan type and investors. In addition, we are required to maintain 2 and 5 basis points for supplemental liquidity as a large non-depository seller-servicer for GSE or Ginnie Mae servicing, respectively. Additional minimum liquidity requirements include 50 basis points of the Originations pipeline loans held for sale and IRLCs. Eligible liquidity generally includes cash and 50% of the unused portion of committed Agencies servicing advance financing facilities pursuant to FHFA rules or servicing advances pursuant to Ginnie Mae rules.
•Minimum tangible net worth - generally defined as a percentage of the serviced UPB, with 100 basis points for reverse servicing under Ginnie Mae rules (25 basis points under FHFA rules), 35 basis points for Ginnie Mae servicing (forward) and 25 basis points for GSE and other investors.
•Minimum capital ratio (FHFA) or leverage ratio (Ginnie Mae) of 6% - defined as Tangible or Adjusted Net Worth to total assets. As issuer of HMBS, PHH received an exemption to exclude reverse mortgage loans securitized into HMBS ($9.6 billion at December 31, 2025) from total assets due to the “lack of true sale accounting treatment of the HMBS Program” as per the Ginnie Mae guide.
•Minimum risk-based capital ratio (RBCR) of 6% (as Ginnie Mae issuer) - generally defined as Adjusted Net Worth less Excess MSR to risk weighted assets. Excess MSR is deducted from Adjusted Net Worth when the MSR fair value exceeds the Adjusted Net Worth. Government and GSE conforming loans held-for-sale UPB are risk weighted at 20%, other loans held-for-sale at 50%, other assets at 100% and MSRs at 250%. MSR values may be reduced by 10% to 50% depending on historical Hedge Efficacy ratio of fair value changes of MSR hedging derivatives and MSR fair value changes due to market and model changes (e.g., 50% MSR value reduction for 80-120% Hedge Efficacy). In the second quarter of 2025, in order to achieve and maintain compliance with the Ginnie Mae RBCR requirements, PHH transferred certain GSE MSR investment activities previously conducted by PHH to a dedicated licensed entity PAS, a wholly owned subsidiary of PHH Corporation and Onity, with PHH retaining the subservicing.

We believe our licensed entities were in compliance with all of their minimum net worth, capital and liquidity requirements at December 31, 2025. The most restrictive requirements were as follows at December 31, 2025:

	Required	Reported
Net worth
PHH	$280.1	421.1
PAS	267.3	314.1
Liquidity (3)
PHH - FHFA (1)	75.2	148.8
PHH - Ginnie Mae (2)	76.5	512.4
PAS - FHFA (1)	84.0	199.3
(1)Reported liquidity includes 50 percent of the unused portion of committed Agency servicing advance facilities, as defined by the FHFA.
(2)Reported liquidity includes Servicing advances as eligible liquidity pursuant to Ginnie Mae’s liquidity requirements.
(3)The liquidity displayed in the above table reflects liquidity measures as defined by regulators that differ from the total liquidity available to finance the business. At December 31, 2025, our total liquidity of $205.0 million included $180.5 million of unrestricted cash and $24.5 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral.
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
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $2.9 billion and $3.1 billion at December 31, 2025 and 2024, respectively. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. In 2025, we funded $314.8 million out of the $3.1 billion borrowing capacity as of December 31, 2024. In 2024, we funded $255.2 million out of the $1.8 billion borrowing capacity as of December 31, 2023. We also had short-term commitments to lend $2.5 billion and $18.6 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at December 31, 2025. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, also referred to as warehouse lines, prior to their respective securitization.
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
The table below provides the breakdown of the portfolio UPB with respect to the percentage of the MCA at December 31, 2025.

Securitized HECM loans at less than 92% MCA	$8,327.5
Securitized HECM loans at equal to or greater than 92% and less than 95% MCA	352.8
Securitized HECM loans at equal to or greater than 95% MCA and less than 98% MCA	448.7
Total Securitized HECM loans UPB	$9,129.1
For 2025, 2024 and 2023, we repurchased HECM loans from Ginnie Mae securitizations in the amount of $473.9 million, $213.1 million and $274.6 million, respectively. Activity with regard to HMBS repurchases for 2025 is as follows:

	Active (2)	Inactive	Total
Beginning balance	$68.5	$159.5	$228.0
Additions	257.4	216.5	473.9
Recoveries, net (1)	(259.4)	(94.8)	(354.2)
Transfers	10.3	(10.3)	—
Changes in value	0.3	(13.7)	(13.4)
Ending balance	$77.1	$257.2	$334.3
(1)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
(2)Excludes $1.5 billion UPB in loans directly assigned to HUD from the underlying Ginnie Mae securities without a cash repurchase from us ($456.8 million and $115.6 million for the years ended December 31, 2024 and 2023, respectively).
Active loan repurchases are classified as Receivables, as reimbursement from HUD is generally received within 60 days and are initially recorded at fair value. Inactive loan repurchases or active loan repurchases that we do not expect to assign to HUD are classified as Loans held for sale and recorded at fair value.

Lease Commitments
We lease certain of our premises and equipment under non-cancelable operating leases with terms expiring through 2031 exclusive of renewal option periods. At December 31, 2025, the weighted average remaining term of our leases was 2.6 years. A maturity analysis of our lease liability as of December 31, 2025 is summarized as follows:

2026	$3.3
2027	2.9
2028	1.3
2029	0.4
2030	0.1
Thereafter	—
Total lease payments	8.1
Less: Adjustment to present value (1)	(0.9)
Lease liability	$7.2

(1)At December 31, 2025, the weighted average discount rate used to estimate the present value was 9.3% based on our incremental borrowing rate.
Operating lease cost for 2025, 2024 and 2023 was $4.6 million, $4.7 million and $5.3 million, respectively. The operating lease cost for 2025, 2024 and 2023 includes $1.2 million, $1.2 million and $0.7 million, respectively, of variable lease expense.
Client Concentration
Our Servicing segment has exposure to concentration risk and client retention risk. For 2025, servicing and subservicing fees from Rithm amounted to $78.5 million, or 12% of total servicing and subservicing fees (excluding ancillary income), and the related Rithm Pledged MSR liability expense amounted to $36.8 million. As of December 31, 2025, Rithm represented $32.2 billion, or 10% of the UPB and 19% of the loan count of our total servicing and subservicing portfolio, and approximately 50% of all delinquent loans that Onity services. On October 31, 2025, Rithm exercised its right to terminate the subservicing agreements for convenience, effective January 31, 2026. The servicing transfer to Rithm’s own servicing platform is expected to begin in the first half of 2026. The transfer of $8.3 billion of UPB of these agreements is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain. Upon transfer, we expect to downsize certain aspects of our servicing business as well as the related corporate support functions. In addition, the float amount associated with the advance collections and servicing fees of the servicing portfolio will be repaid to Rithm in cash based on the amount due upon transfer. Also refer to Note 8 — MSR Related Financing Liabilities, at Fair Value and Note 15 — Other Liabilities.
Note 27 — Contingencies
When we become aware of a matter involving uncertainty for which we may incur a loss, we assess the likelihood of any loss. If a loss contingency is probable and the amount of the loss can be reasonably estimated, we record an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to certain matters that materially exceed any accrued amount. Predicting the outcome of any matter is inherently difficult and we generally cannot predict the eventual outcome of any matter or the eventual loss, if any, associated with the outcome, particularly where the claimants seek very large or indeterminate damages, including punitive damages, or where the matters present novel legal theories or involve a large number of parties. If a reasonable estimate of loss cannot be made, we do not accrue for any loss or disclose any estimate of exposure to potential loss even if the potential loss could be material and adverse to our business, reputation, financial condition and results of operations. An assessment regarding the ultimate outcome of any such matter involves judgments about future events, actions and circumstances that are inherently uncertain. The actual outcome could differ materially. Where we have retained external legal counsel or other professional advisers, such advisers assist us in making such assessments.
Our current accrual with respect to the following matters (Litigation and Regulatory) is included in the $27.6 million legal and regulatory accrual. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2025. Any material adverse resolution of these matters could materially and adversely affect our business, reputation, financial condition, liquidity, and results of operations.

Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by borrowers, regulatory agencies (discussed further under “Regulatory” below), current or former employees, those brought on behalf of various classes of claimants, and those brought derivatively on behalf of Onity against certain current or former officers and directors or others, and those brought under the False Claims Act, including by private citizens on behalf of the U.S. In addition, we may be a party or potential party to threatened or pending legal proceedings involving fair-housing advocates; current and former commercial counterparties and market competitors, including, among others, claims related to the sale or purchase of loans, MSRs or other assets, and breach of contract actions; parties on whose behalf we service or serviced mortgage loans; parties who provide ancillary services including property preservation and other post-foreclosure related services; applicable taxing authorities; and parties who provide or provided consulting, subservicing, or other services to Onity.
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act (TCPA), the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, federal and local bankruptcy rules, federal and local tax regulations, and state deceptive trade practices laws. Such proceedings include wrongful foreclosure and eviction actions, bankruptcy violation actions, payment misapplication actions, allegations of wrongdoing in connection with lender-placed insurance and mortgage reinsurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the TCPA and individual state laws, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to inspection fees, foreclosure attorneys’ fees, reinstatement fees, foreclosure registration fees, payment processing, payment facilitation or payment convenience fees, claims related to ancillary products marketed and sold to borrowers, claims related to loan modifications and loan assumptions, claims related to call recordings, claims regarding certifications of our legal compliance related to our participation in certain government programs, claims related to improper occupancy inspections, claims related to untimely recording of mortgage satisfactions, claims related to data privacy, and claims related to tax deficiencies owed by and tax refunds due to us. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are currently or have been a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation or payment convenience violate the FDCPA and similar state laws, (2) certain fees we assess on borrowers are improperly assessed and/or marked up improperly in violation of applicable state and federal law, (3) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans, (4) certain legacy mortgage reinsurance arrangements violated RESPA, (5) we failed to subservice loans appropriately pursuant to subservicing and other agreements, (6) we did not comply with specific state and federal wage and hour laws for certain non-exempt employees, and (7) our written certifications documenting our entitlement to benefits under the Treasury Department’s Home Affordable Modification Program and similar federal government programs allegedly violated the False Claims Act. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business.
Convenience Fees - As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and similar state statutes. For example, we are currently defending putative class action lawsuits challenging, under state and federal law, certain fees charged to borrowers who used certain optional payment methods. See, e.g., Jones v. PHH Mortg. Corp., et al. (D. NJ) (parties’ motions for summary judgment and related to class certification remain pending); Smith-Fowler v. PHH Mortgage Corp. (D.D.C) (motion to dismiss is fully briefed and remains pending).
Mortgage Reinsurance - In addition, we continue to be involved in legacy matters arising prior to Onity’s October 2018 acquisition of PHH Corporation, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH Corporation and related entities alleging that PHH Corporation’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. Following nearly a decade of additional proceedings, on March 19, 2025, the parties reached an agreement in principle to settle the litigation. On August 11, 2025, the Court granted preliminary approval of the settlement and on December 19, 2025, the Court granted final approval of the settlement. We are currently going through the settlement administration process. Our current accrual with respect to this matter is included in the $27.6 million legal and regulatory accrual referenced above.

Property Related Fees - Onity was a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claimed Onity marked up fees for property valuations and title searches in violation of California state law. See Weiner v. Ocwen Financial Corp., et al. In October 2023, the parties reached a tentative settlement to resolve the lawsuit prior to trial. In March 2024, the district court entered an order granting preliminary approval of the parties’ settlement agreement and directing notice to the settlement class. The Court held a Final Fairness Hearing in September, 2024, and in October 2024, the Court entered an order approving the settlement. The parties have executed on their obligations under the settlement, and after the expiration of the claims deadline, we made final payment of the claims amount on December 16, 2025, concluding our obligations in the matter.
USVI Tax Refund - We are in ongoing litigation with the United States Virgin Islands (“USVI”) regarding our entitlement to refunds of income taxes paid in prior years, plus accrued interest. The USVI is defending against such claims and contesting that such refunds are owed. See Note 10 — Receivables. On April 30, 2025, the USVI filed an additional lawsuit in the Superior Court of the Virgin Islands against us alleging that we did not meet the conditions for receiving benefits under our Economic Development Commission Certificate. We have removed that matter to federal court and filed a motion to dismiss it, which remains pending. We intend to vigorously pursue our rights with respect to these various matters.
RMBS Servicing - Over the past several years, lawsuits have been filed by RMBS trust investors alleging that the trustees and master servicers breached their contractual and statutory duties by (i) failing to require loan servicers to abide by their contractual obligations; (ii) failing to declare that certain alleged servicing events of default under the applicable contracts occurred; and (iii) failing to demand that loan sellers repurchase allegedly defective loans, among other things. Onity has received several letters from trustees and master servicers purporting to put Onity on notice that the trustees and master servicers may ultimately seek indemnification from Onity in connection with the litigations. Onity has not been directly impleaded into any of these cases, but it has produced and continues to produce documents to the parties in response to third-party subpoenas.
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
Regulatory
We regularly receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our licensed servicing and lending businesses, as well as from state attorneys general, the CFPB and other federal agencies, including the Department of Justice, HUD and various inspectors general. For example, we have received requests regarding the charging of certain fees to borrowers (including our practice of charging borrowers a fee to use certain optional payment methods, or “convenience fees”); the post-boarding process to verify loan and payment terms are properly implemented, calculated, and applied; bankruptcy practices; COVID-19-related forbearance and post-forbearance options; Homeowner Assistance Fund participation and implementation; and our offshore employees’ access to veteran borrower data.
The GSEs, HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits and engage with us on various matters. For example, we are currently engaged with several regulators related to borrower convenience fees and we recently resolved one such matter with HUD, which requires us to credit/refund consumers for convenience fees charged on FHA-insured loans since May 1, 2020. We have in the past resolved, and may in the future resolve, these or other matters via consent orders, payments of monetary amounts and other agreements in order to settle issues identified in connection with examinations or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition.
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
At December 31, 2025 and 2024, we had outstanding representation and warranty repurchase demands of $21.1 million UPB (60 loans) and $18.1 million UPB (66 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Years Ended December 31,
	2025	2024	2023
Beginning balance (1)	$27.4	$32.9	$41.5
Provision for (reversal of) representation and warranty obligations	(0.4)	(1.8)	0.3
Provision for representation and warranty obligations - New production liability	3.9	2.6	1.7
Charge-offs and other (2)	(7.9)	(6.3)	(10.6)
Ending balance (1)	$23.0	$27.4	$32.9
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

Note 28 — Subsequent Events
On January 30, 2026, Onity issued $200 million aggregate principal amount of 9.875% Senior Notes due 2029 in a syndicated private placement exempt from registration under the Securities Act of 1933, as amended. The Senior Notes were issued to investors at 103.25% of the principal amount. The Senior Notes were offered as an additional issuance of Onity’s 9.875% Senior Notes due 2029 and form a single series of debt securities with the $500 million aggregate principal amount of such notes that were originally issued on November 6, 2024. The Senior Notes are guaranteed on a senior secured basis by Onity and certain of PHH Corporation’s subsidiaries, including PHH Mortgage Corporation and PHH Asset Services LLC. The net proceeds from the offering will be used for general corporate purposes, including the repayment of MSR indebtedness.
On February 10, 2026, Onity’s Board of Directors approved a share repurchase program for an aggregate amount of up to $10 million of our issued and outstanding shares of common stock. The repurchase program is intended to qualify for the affirmative defense provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The shares of common stock are expected to be repurchased through a broker in the open market. The program will continue through the earlier of August 2026 or until such time as the aggregate purchase price for all shares of stock purchased under the plan (inclusive of applicable fees, costs and expenses) equals $10 million. The actual number of shares of common stock repurchased will depend on market conditions, timing and other factors and we may modify, discontinue or suspend the repurchase program at any time. Any shares repurchased will be retired and canceled. No assurances can be given as to the amount of shares, if any, that Onity may repurchase in any given period.