Form 10-Q
period 2026-03-31
ONITY GROUP INC.
filed 2026-05-05
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of May 1, 2026: 8,432,137 shares

ONITY GROUP INC.
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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan”, “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 and the following:
•the potential for ongoing disruption in the financial markets and in commercial activity generally related to changes in monetary and fiscal policy, United States political developments, geopolitical events and other sources of instability;
•the impacts of inflation, employment disruption, and other financial difficulties facing our borrowers;
•whether, and if so, when and under what conditions we will receive regulatory approval to close our announced transaction with Finance of America Reverse LLC, and the resulting impact on our operations, reputation, and financial results, including as a result of factors such as the amount of assets transferred at closing, the nature and amount of post-closing adjustments, and future payments related to indemnification obligations;
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
•uncertainty related to the extent to which MSR Asset Vehicle LLC will exercise its rights to sell MSRs which are presently subserviced by Onity Mortgage Corporation (OMC) and the impact to our subservicing portfolio;
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
•scrutiny of our compliance with rules and regulations instituted by state governments, the GSEs, Ginnie Mae and regulators;
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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2025, and our Current Reports on Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$182.5	$180.5
Restricted cash ($58.9 and $37.3 related to variable interest entities (VIEs))	124.7	84.1
Mortgage servicing rights (MSRs), at fair value	3,025.9	2,825.3
Advances, net ($316.0 and $364.5 related to VIEs)	431.1	483.4
Loans held for sale, at fair value ($1,785.7 and $1,199.8 related to VIEs)	3,150.2	1,891.7
Reverse loans held for sale pooled into Home Equity Conversion Mortgage-Backed Securities (HMBS), at fair value	9,596.5	9,807.5
Receivables, net ($254.9 and $64.2 related to VIEs)	365.0	189.8
Premises and equipment, net	11.3	10.8
Other assets ($39.9 and $28.4 carried at fair value) ($100.4 and $83.4 related to VIEs)	318.2	273.9
Contingent loan repurchase asset	530.0	423.6
Total assets	$17,735.2	$16,170.6

Liabilities and Stockholders’ Equity
Liabilities
HMBS-related borrowings, at fair value	$9,437.4	$9,611.7
MSR related financing liabilities, at fair value	794.6	842.0
MSR financing facilities, net	1,371.0	1,285.2
Advance match funded liabilities ($291.3 and $341.4 related to VIEs)	291.3	341.9
Mortgage warehouse facilities	2,193.0	1,224.6
Reverse mortgage securitization notes, net (related to VIE)	1,321.0	899.3
Senior notes, net	692.8	489.6
Other liabilities ($27.9 and $10.2 carried at fair value)	424.9	374.9
Contingent loan repurchase liability	530.0	423.6
Total liabilities	17,056.0	15,492.8

Commitments and Contingencies (Notes 21 and 22)

Mezzanine Equity
Series B Preferred stock, $0.01 par value and $25.00 liquidation preference value; 2,400,000 shares authorized; 2,111,786 and 2,111,786 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	49.9	49.9

Stockholders’ Equity
Common stock, $0.01 par value; 13,333,333 shares authorized; 8,410,618 and 8,521,636 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	0.1	0.1
Additional paid-in capital	550.8	556.1
Retained earnings	78.5	71.9
Accumulated other comprehensive loss, net of income taxes	(0.1)	(0.1)
Total stockholders’ equity	629.2	627.9
Total liabilities, mezzanine equity and stockholders’ equity	$17,735.2	$16,170.6

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenue
Servicing and subservicing fees	$222.4	$203.3
Gain on reverse loans and HMBS-related borrowings, net	18.7	23.8
Gain on loans held for sale, net	34.1	11.8
Other revenue, net	19.1	10.9
Total revenue	294.3	249.8

MSR valuation adjustments, net	(69.0)	(38.9)

Operating expenses
Compensation and benefits	69.7	57.4
Servicing and origination	18.5	13.0
Technology and communications	17.5	15.0
Professional services	14.8	22.6
Occupancy, equipment and mailing	8.5	8.2
Other expenses	3.1	3.6
Total operating expenses	132.2	119.9

Other income (expense)
Interest income	41.0	26.2
Interest expense	(82.7)	(67.0)
Pledged MSR liability expense	(42.6)	(41.9)
Other, net	(0.9)	0.9
Other income (expense), net	(85.2)	(81.9)

Income before income taxes	7.9	9.1
Income tax expense (benefit)	0.3	(13.0)
Net income	7.6	22.1
Preferred stock dividend	(1.0)	(1.0)
Net income attributable to common stockholders	$6.6	$21.1

Earnings per share attributable to common stockholders
Basic	$0.78	$2.68
Diluted	$0.74	$2.50

Weighted average common shares outstanding
Basic	8,494,823	7,873,989
Diluted	8,981,972	8,436,874

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended March 31,
	2026	2025
Net income	$7.6	$22.1
Other comprehensive income (loss), net of income taxes	—	0.1
Comprehensive income	$7.6	$22.2

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2025	8,521,636	$0.1	$556.1	$71.9	$(0.1)	$627.9
Net income	—	—	—	7.6	—	7.6
Preferred stock dividend ($0.49 per share)	—	—	—	(1.0)	—	(1.0)
Repurchase of common stock	(154,444)	—	(6.1)	—	—	(6.1)
Equity-based compensation and other	43,426	—	0.8	—	—	0.8
Other comprehensive income (loss), net of income taxes	—	—	—	—	—	—
Balance at March 31, 2026	8,410,618	$0.1	$550.8	$78.5	$(0.1)	$629.2

Balance at December 31, 2024	7,873,053	$0.1	$559.3	$(117.6)	$1.2	$442.9
Net income	—	—	—	22.1	—	22.1
Preferred stock dividend ($0.49 per share)	—	—	(1.0)	—	—	(1.0)
Exercise of common stock warrants	—	—	(3.5)	—	—	(3.5)
Equity-based compensation and other	107,952	—	(0.5)	—	—	(0.5)
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at March 31, 2025	7,981,005	$0.1	$554.3	$(95.5)	$1.3	$460.2

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$7.6	$22.1
Adjustments to reconcile net income to net cash used in operating activities:
MSR valuation adjustments, net	87.7	55.9
Provision for bad debts (advances and receivables)	4.9	4.7
Provision for indemnification obligations	1.9	0.3
Depreciation	1.1	1.2
Amortization of debt issuance costs, discount and premium	9.4	5.7
Amortization of intangibles	0.3	0.3
Equity-based compensation expense	1.7	2.1
Interest capitalized on reverse buyouts	(17.1)	(10.5)
Deferred income tax expense (benefit)	1.6	(0.6)
Gain on reverse loans and HMBS-related borrowings, net	(11.3)	(19.0)
Gain on loans held for sale, net	(34.1)	(11.8)
Changes in assets and liabilities:
Decrease in advances	77.7	54.4
Increase in receivables and other assets	(137.1)	(27.6)
Decrease (increase) in derivatives	16.7	(16.2)
Decrease in other liabilities	(39.5)	(52.6)
Cash flows from loans held for sale:
Origination and purchase of loans held for sale	(7,717.5)	(4,273.3)
Proceeds from sale and collections of loans held for sale	6,156.3	4,114.6
Other, net	(0.4)	2.2
Net cash used in operating activities	(1,589.9)	(148.1)

Cash flows from investing activities
Origination of loans held for investment	—	(277.1)
Principal payments received on loans previously held for investment	559.8	786.1
Purchase of MSRs	(186.8)	(98.1)
Proceeds from sale of MSRs	20.0	4.5
Acquisition of advances in connection with MSR transactions	(5.6)	(2.5)
Proceeds from sale of advances in connection with MSR transactions	0.5	0.3
Purchase of real estate	(21.4)	(2.3)
Proceeds from sale of real estate	23.7	9.2
Additions to premises and equipment	(0.1)	(0.3)
Net cash provided by investing activities	390.0	419.8
Cash flows from financing activities
Repayment of advance match funded liabilities, net	(50.6)	(39.6)
Proceeds from mortgage warehouse facilities, net	968.4	78.6
Proceeds from reverse mortgage securitization notes	491.8	—
Repayment of reverse mortgage securitization notes	(74.0)	(35.0)
Proceeds from MSR financing facilities, net	86.3	178.5
Proceeds from issuance of Senior notes	206.5	—
Payment of debt issuance costs	(8.4)	(0.2)
Proceeds from MSR related financing liabilities	11.0	6.9
Repayment of MSR related financing liabilities	(39.5)	(17.0)
Proceeds from sale of HECM or reverse mortgages, accounted for as a financing (HMBS-related borrowings)	214.1	309.1
Repayment of HMBS-related borrowings	(555.9)	(777.1)
Repurchase of common stock	(6.1)	—
Payment of preferred stock dividend	(1.0)	(1.0)
Payment on exercise of common stock warrants	—	(3.5)
Net cash provided by (used in) financing activities	1,242.5	(300.4)

Net increase (decrease) in cash, cash equivalents and restricted cash	42.6	(28.7)
Cash, cash equivalents and restricted cash at beginning of year	264.6	265.6
Cash, cash equivalents and restricted cash at end of period	$307.2	$236.9

Supplemental cash flow information
Interest paid	$55.0	$46.3
Income tax payments (refunds), net
Federal	$—	$(0.5)
State	(0.3)	—
Foreign	0.7	1.0
	$0.4	$0.5

Supplemental non-cash investing and financing activities:
Recognition of gross right-of-use asset and lease liability
Right-of-use asset	$1.5	$0.7
Lease liability	1.5	0.7

Derecognition of MSRs and MSR related financing liabilities, at fair value:
MSR, at fair value	$(17.2)	$—
MSR related financing liability, at fair value - MSR pledged liability	(17.2)	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$182.5	$178.0
Restricted cash and equivalents:
Debt service accounts	63.5	24.8
Other restricted cash	61.2	34.0
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$307.2	$236.9
The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Dollars in millions, except per share data and unless otherwise indicated)

Note 1 - Organization and Basis of Presentation
Organization
Onity Group Inc. (NYSE: ONIT) (Onity, we, us and our) is a non-bank mortgage servicer and originator providing solutions to homeowners, clients, investors and others through its primary operating subsidiary, Onity Mortgage Corporation (formerly PHH Mortgage Corporation). On March 23, 2026, PHH Mortgage Corporation changed its name to Onity Mortgage Corporation (OMC). OMC is a wholly-owned subsidiary of PHH Corporation, an intermediate holding company and wholly-owned subsidiary of Onity. We are headquartered in West Palm Beach, Florida with offices and operations in the United States (U.S.), the United States Virgin Islands (USVI), India and the Philippines. Onity is a Florida corporation organized in February 1988.
Onity directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including OMC since its acquisition on October 4, 2018, PHH Asset Services, LLC (PAS), Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS).
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
We source our servicing portfolio through multiple channels, including retail, wholesale, correspondent, flow MSR purchase agreements, the Agency Cash Window programs and bulk MSR purchases. We originate, purchase, sell and securitize conventional (conforming to the GSE underwriting standards) loans and government-insured (Federal Housing Administration (FHA), Department of Veterans Affairs (VA) or United States Department of Agriculture (USDA)) and other forward mortgage loans, generally with servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate and purchase Home Equity Conversion Mortgage (HECM) loans, or reverse mortgages, which are mostly insured by the FHA, and we are an approved issuer of Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae.
In November 2025, OMC agreed to sell at book value its entire HECM loan portfolio and HMBS related borrowings to Finance of America Reverse LLC (FAR) and subservice the sold portfolio and additional loans from FAR for an initial three-year term. FAR agreed to acquire OMC’s originations pipeline of reverse mortgage loans and assume some of OMC’s U.S. based reverse originations employees. OMC agreed to discontinue its reverse originations business upon closing. At March 31, 2026, the closing of the transaction was contingent on Ginnie Mae's approval. On April 30, 2026, the parties entered into an amendment to the November 2025 agreements for the sale of a portion of OMC’s HECM loan portfolio and associated HMBS related borrowings, subject to Ginnie Mae approval and customary closing conditions (see Note 5 - Reverse Mortgages and Note 23 - Subsequent Events).
We had a total of approximately 4,200 employees at March 31, 2026 of which approximately 2,700 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines provide support services to our loan servicing and originations businesses and our corporate functions.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Recently Adopted Accounting Standards
Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05)
The amendments in this ASU provide a practical expedient that permits entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of certain current accounts receivable and contract assets when estimating expected credit losses arising from contracts with customers.
The amendments are effective prospectively for 2026 annual and interim periods. Our adoption of the ASU on January 1, 2026 did not have a material impact on our consolidated financial statements, results of operations, or cash flows.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended March 31,
	2026	2025
Proceeds received from securitizations	$5,983.5	$4,068.8
Servicing fees collected (1)	53.0	40.1
Purchases of previously transferred assets, net of claims reimbursed	(5.2)	(4.3)
	$6,031.3	$4,104.6

(1)We receive servicing fees based upon the securitized loan unpaid principal balance (UPB) and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $104.8 million and $60.5 million during the three months ended March 31, 2026 and 2025, respectively.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	March 31, 2026	December 31, 2025
Carrying value of assets
MSRs, at fair value	$1,055.5	$978.2
Advances	117.6	119.6
UPB of loans transferred (1)	67,477.0	64,876.2
Maximum exposure to loss (2)	$68,650.0	$65,974.0
(1)Includes $18.6 billion and $17.5 billion of loans delivered to Ginnie Mae as of March 31, 2026 and December 31, 2025, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
(2)The maximum exposure to loss in the table above is primarily based on the remaining UPB of loans serviced and assumes all loans were deemed worthless as of the reporting date. It does not take into consideration the proceeds from the underlying collateral liquidation, recoveries or any other recourse available to us, including from mortgage insurance, guarantees or correspondent sellers. We do not believe the maximum exposure to loss from our involvement with these previously transferred loans is representative of the actual loss we are likely to incur based on our contractual rights and historical loss experience and projections. Also, refer to the Loan Put-Back and Related Contingencies section of Note 22 – Contingencies.
At March 31, 2026 and December 31, 2025, 2.3% and 2.2%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 5.6% and 5.5%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the definition of a participating interest and the servicing requirements require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk. As a result, the transfers of the HECM loans do not qualify for sale accounting, and therefore, we account for these transfers as secured financings, with the HECM loans classified as Reverse loans held for sale pooled into HMBS, at fair value (previously Loans held for investment, at fair value through November 2025) on our consolidated balance sheets. Holders of participating interests in the HMBS have no recourse against the assets of Onity, except with respect to standard representations and warranties and our contractual obligation to service the HECM loans and the HMBS.
Financing of Loans Held for Sale, Receivables and Other Assets using SPEs
We consolidate SPEs (trusts) in connection with mortgage warehouse financing facilities structured as repurchase or gestation repurchase facilities whereby mortgage loans held for sale, claim receivables and REO properties, or participation interests therein, are transferred by OMC to trusts for collateralization purposes. We have determined that the trusts are VIEs for which we are the primary beneficiary. Therefore, we have included the trusts in our consolidated financial statements. As of March 31, 2026 and December 31, 2025, $905.6 million and $507.6 million, respectively, assets were pledged as collateral for debt issuances by the trusts in the amount of $876.2 million and $496.1 million, respectively. See Note 12 – Borrowings.
We finance certain reverse mortgage buyouts that are insured by the FHA, including loans held for sale, claim receivables from HUD and REO properties, through private placement securitizations, referred to as “OLIT transactions”. The securitized assets include assets we purchased from third parties along with mortgage buyouts from our own reverse mortgage portfolio. The securitization trusts issued senior and mezzanine class Notes to third party investors. We retain certain mezzanine class Notes and ownership interests and service the underlying assets. As servicer, we are required to make certain servicing and principal advances that will not be reimbursable to us until all payments of interest and principal have been made to noteholders. We determined we were the primary beneficiary, and thus consolidate the securitization trusts and related depositors. Recourse for the Notes is limited to the assets of the respective securitization trusts. Also refer to Note 12 – Borrowings.
The table below presents the carrying value and classification of the assets and liabilities reported on our consolidated balance sheet that are associated with the OLIT transactions:

OLIT transactions - assets and liabilities	March 31, 2026	December 31, 2025
Mortgage loans (Loans held for sale, at fair value)	$967.2	$698.2
Receivables, net	168.8	62.6
REO (Other assets)	97.7	81.0
Debt service and Interest reserve accounts (Restricted cash)	50.7	26.5
Total assets	$1,284.4	$868.4

Outstanding borrowing UPB (Reverse mortgage securitization notes, net)	1,389.7	951.9
Unamortized discount and debt issuance costs (Reverse mortgage securitization notes, net)	(68.7)	(52.6)
Accrued expenses and Accrued interest (Other liabilities)	2.8	2.6
Total liabilities	$1,323.8	$901.9
Financings of Servicing Advances using SPEs
We pledged certain servicing advances as collateral to our advance financing facilities, referred to as advance match funded liabilities. with the use of SPEs that we consolidate and include in our consolidated financial statements. Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt.
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	March 31, 2026	December 31, 2025
Match funded advances (Advances, net)	$316.0	$364.5
Debt service accounts (Restricted cash)	8.0	10.6
Advance match funded liabilities	291.3	341.4
MSR Financings using SPEs
We consolidate SPEs (referred to as ESR Trusts) in connection with third-party financing facilities secured by GSE MSRs and one SPE (PMC PLS ESR Issuer LLC or PLS Issuer) in connection with our PLS MSR financing facility.
We determined that the ESR Trusts established in connection with the GSE MSR financing facilities, and PLS Issuer established in connection with the PLS MSR financing facility, are VIEs for which we are the primary beneficiary. Therefore, we have included the ESR Trusts and PLS Issuer in our consolidated financial statements. In addition, Onity guarantees the obligations under the ESR Trusts facilities.
The table below presents the carrying value and classification of the assets and liabilities of the GSE MSR financing facilities and the PLS MSR financing facility:

	March 31, 2026	December 31, 2025
MSRs pledged (MSRs, at fair value)	$1,178.4	$1,035.7
Debt service account (Restricted cash)	0.9	0.9
Outstanding borrowings (MSR financing facilities, net)	681.6	700.8

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		March 31, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Advances, net (b)	3	$431.1	$431.1	$483.4	$483.4
Loans held for sale, at fair value (a) (d)	3, 2	3,150.2	3,150.2	1,891.7	1,891.7
Reverse loans held for sale pooled into HMBS, at fair value (a)	3	9,596.5	9,596.5	9,807.5	9,807.5
Receivables, net (b)	3	365.0	365.0	189.8	189.8

Financial liabilities
HMBS-related borrowings, at fair value (a)	3	$9,437.4	$9,437.4	$9,611.7	$9,611.7
MSR related financing liabilities, at fair value (a)	3	794.6	794.6	842.0	842.0
MSR financing facilities (b) (c)	3	1,371.0	1,365.0	1,285.2	1,278.3
Advance match funded liabilities (b)	3	291.3	291.3	341.9	341.9
Mortgage warehouse facilities (b)	3	2,193.0	2,193.0	1,224.6	1,224.6
Reverse mortgage securitization notes (b) (c)	3	1,321.0	1,327.4	899.3	909.6
Senior notes (b) (c)	3, 2	692.8	673.8	489.6	515.0

Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$5.0	$5.0	$17.3	$17.3
Other derivatives (a)	1	7.6	7.6	1.7	1.7

MSRs (a)	3	$3,025.9	$3,025.9	$2,825.3	$2,825.3
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

The following tables present a reconciliation of the changes in fair value of certain Level 3 assets and liabilities that we measure at fair value on a recurring basis (refer to the respective notes for other Level 3 assets and liabilities):

	Three Months Ended March 31,
	2026		2025
	Loans Held for Sale - Fair Value	IRLCs	Loans Held for Sale - Fair Value	IRLCs
Beginning balance	$780.1	$17.3	$472.9	$(0.5)
Purchases, issuances, sales and settlements
Purchases and other	410.8	—	134.9	—
Issuances (1)	—	74.5	—	32.7
Sales	(54.9)	—	(60.4)	—
Settlements	(46.3)	—	(30.5)	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	(6.2)	—	(47.3)
Reverse mortgage loans, at fair value (2)	0.8	—	3.1	—
Receivables, net	(32.8)	—	(20.5)	—
REO (Other assets)	(23.8)	—	(12.3)	—
Advances (incl. capitalization upon Ginnie Mae modification)	2.5	—	4.8	—
Other	(1.6)	—	—	—
Net additions (disposition/derecognition)	254.6	68.4	19.0	(14.6)
Included in earnings:
Change in fair value (1)	10.4	(80.7)	4.7	24.6
Ending balance	$1,045.0	$5.0	$496.6	$9.4

(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $(12.3) million and $9.9 million for the three months ended March 31, 2026 and 2025, respectively. See Note 15 – Derivative Financial Instruments and Hedging Activities. A reconciliation from the beginning balances to the ending balances of Reverse loans held for sale pooled into HMBS, HMBS-related borrowings, MSRs and MSR related financing liabilities that we measure at fair value on a recurring basis is disclosed in Note 5 - Reverse Mortgages, Note 7 – Mortgage Servicing and Note 8 — MSR Related Financing Liabilities, at Fair Value, respectively.
(2)For three months ended March 31, 2025, transfers from loans held for investment, at fair value.
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

Significant unobservable assumptions	March 31, 2026	December 31, 2025
Life in years
Range	0.8 to 7.8	0.6 to 7.8
Weighted average	4.7	4.7
Conditional prepayment rate (CPR), including voluntary and involuntary prepayments (a)
Range	13.1% to 26.0%	13.1% to 26.6%
Weighted average	19.0%	18.9%
Discount rate	4.9%	4.8%
(a) Annualized rate of lifetime projected prepayments as a percentage of the UPB at the beginning of any given period.
Significant changes in any of these assumptions in isolation could result in a significant change in fair value. The effects of changes in the assumptions used to value the securitized reverse loans held for sale pooled into HMBS, excluding future draw commitments, are partially offset by the effects of changes in the assumptions used to value the HMBS-related borrowings that are associated with these loans.
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
Effective in the first quarter of 2026, we brought the valuation of our MSRs in-house, and implemented internally managed industry standard valuation and prepayment models to estimate the fair value of MSRs. Previously we outsourced the valuation of our MSRs to third-party valuation experts to provide an estimated fair value of our MSRs.
To benchmark the reasonableness of our determination of fair value, we supply our portfolio information to multiple third-party valuation experts who generate an independent assessment of fair value. In arriving at their estimated benchmark fair value ranges, the valuation experts utilize industry standard discounted cash flow modeling incorporating an estimate of prepayments, and other usual and customary inputs which reflect their observations and assumptions related to market activity, generally the bulk market, incorporating available industry survey results and client feedback, and including risk premiums and liquidity adjustments. While interest rates are a key value driver, MSR fair value may change for other market-driven factors, including but not limited to the supply and demand of the market or the required yield or perceived value by investors of such MSRs.
While the models and related assumptions used by the valuation experts are proprietary to them, we understand the methodologies and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts, and we perform additional verification and analytical procedures. The MSR valuation process is subject to significant senior management oversight, including formal approval of MSR valuations and related model and/or assumption updates by Onity’s MSR Valuation Committee. We believe that our procedures provide reasonable assurance that the fair value used in our consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.
The fair value is equal to the internally modeled fair value mark without adjustment except in the event we have a potential or completed sale, including transactions where we have executed letters of intent, in which case the fair value of the MSRs is recorded at the estimated sale price, or the modeled fair value is outside the range of third-party valuation(s) (benchmarking), in which case we adjust the modeled fair value to ensure it remains within the valuation range provided by at least one of the MSR valuation experts. This determination is separately made for each class of MSR.
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

Significant unobservable assumptions (1)	March 31, 2026			December 31, 2025
	GSE	Ginnie Mae	Non-Agency	GSE	Ginnie Mae	Non-Agency
Discount rate
Range	8.8% to 9.0%	10.4% to 13.4%	11.4% to 12.7%	8.9% to 15.1%	10.5% to 15.0%	9.5% to 14.5%
Weighted average	8.8%	10.5%	11.9%	9.2%	10.6%	10.4%
Prepayment speed
Range	4.1% to 8.5%	4.7% to 9.0%	4.3% to 7.3%	4.0% to 10.0%	5.7% to 10.6%	5.4% to 7.5%
Weighted average	6.4%	6.8%	5.1%	6.8%	7.7%	6.4%
Delinquency
Range	1.5% to 2.0%	9.6% to 12.8%	11.9% to 15.9%	0.4% to 1.0%	4.8% to 9.1%	9.0% to 17.7%
Weighted average	1.8%	11.4%	12.6%	0.5%	5.6%	12.0%
Cost to service (in dollars)
Range	$71 to $73	$110 to $225	$174 to $218	$67 to $69	$92 to $108	$158 to $189
Weighted average	$72	$118	$182	67	$96	$173
(1)March 31, 2026 assumptions reflect the internal model approach implemented in the current quarter, with December 31, 2025 reflecting the assumptions in place under the prior approach.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of March 31, 2026 given hypothetical increases in significant unobservable assumptions:

Adverse change in fair value	10%	20%
Change in weighted average discount rate (in percentage points)	0.9	1.9
Change in fair value due to change in weighted average discount rate	$(109.0)	$(209.4)
Change in weighted average prepayment speeds (in percentage points)	0.7	1.4
Change in fair value due to change in weighted average prepayment speeds	$(79.1)	$(153.6)
Change in weighted average delinquency (in percentage points)	0.4	0.8
Change in fair value due to change in weighted average delinquency	$(17.8)	$(34.6)
Change in weighted average cost to service (in dollars)	9.0	17.0
Change in fair value due to change in weighted average cost to service	$(35.4)	$(70.8)
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

Significant unobservable assumptions	March 31, 2026	December 31, 2025
Life in years
Range	0.8 to 7.8	0.6 to 7.8
Weighted average	4.7	4.7
Conditional prepayment rate
Range	13.1% to 26.0%	13.1% to 26.6%
Weighted average	19.0%	18.9%
Discount rate	4.8%	4.7%
Significant changes in any of these assumptions in isolation could result in a significant change in fair value. The effects of changes in the assumptions used to value the HMBS-related borrowings are partially offset by the effects of changes in the assumptions used to value the associated pledged reverse loans held for sale pooled into HMBS, excluding future draw commitments.
Pledged MSR Liabilities
Pledged MSR liabilities are carried at fair value and classified as Level 3 within the valuation hierarchy. We determine the fair value of the pledged MSR liability following a similar approach as for the associated transferred MSRs. Fair value of the pledged MSR liability in connection with the MSR capital partner transactions is determined consistent with the associated MSR, using the same methodology and assumptions, while considering cash flows contractually retained by OMC and expected life of the subservicing agreement, when applicable.

Significant unobservable assumptions	March 31, 2026	December 31, 2025
Weighted average prepayment speed	5.4%	5.2%
Weighted average delinquency rate	3.8%	3.3%
Weighted average subservicing life (in years)	5.2	5.2
Weighted average discount rate	9.4%	9.6%
Weighted average cost to service (in dollars)	$127	$124
Significant changes in these assumptions in isolation would result in a significant change in fair value.
ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability is carried at fair value and classified as Level 3 within the valuation hierarchy. The ESS financing liability consists of the obligation to remit to third parties a specified percentage of future servicing fee collections (excess servicing spread) on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, to incorporate discount rate assumption updates for the underlying MSR or other factors. At March 31, 2026 and December 31, 2025, the weighted average discount rate of the ESS financing liability was 9.4% and 9.8%, respectively. Refer to MSRs above for a description of other significant unobservable assumptions.
Derivative Financial Instruments
Fair value amounts of IRLCs are adjusted for expected “fallout” (locked pipeline loans not expected to close) using models that consider cumulative historical fallout rates and other factors. IRLCs are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale - Fair Value
The following table presents the estimated fair value of Loans held for sale:

	March 31, 2026	December 31, 2025
Unpaid principal balance	$3,320.4	$2,008.5
Premium (discount)	(136.2)	(97.9)
Unrealized gain (loss)	(34.0)	(18.9)
Total fair value	$3,150.2	$1,891.7
The following table presents the composition of Loans held for sale, at fair value by type:

	March 31, 2026	December 31, 2025
GSE loans	$1,107.7	$482.8
Government- Forward loans	870.4	550.0
Forward loans repurchased from Ginnie Mae guaranteed securitization (1)	46.2	31.2
Reverse loans (2)	978.9	722.2
Other residential mortgage loans (3)	147.0	105.5
Total fair value	$3,150.2	$1,891.7
(1)Pursuant to Ginnie Mae servicing guidelines.
(2)Includes reverse mortgage loans purchased from Ginnie Mae securitization pools that reached the 98% of maximum claim amount and are generally liquidated through foreclosure and subsequent sale of the REO properties. As of March 31, 2026 and December 31, 2025, the balance includes $967.2 million and $698.2 million, respectively, of loans pledged as collateral for the Asset-Backed Notes issued by OLIT. Also see Note 2 – Securitizations and Variable Interest Entities and Note 12 – Borrowings.
(3)Includes second-lien loans and non-Qualified Mortgages.
The following table presents the activity of Loans held for sale, at fair value:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$1,891.7	$1,290.2
Originations and purchases	7,544.0	4,273.3
Proceeds from sales	(6,103.9)	(4,082.6)
Principal collections	(52.1)	(32.0)
Transfers from (to):
Reverse mortgage loans, at fair value (1)	0.8	3.1
Receivables	(32.8)	(20.5)
REO (Other assets)	(23.8)	(12.3)
Advances (incl. capitalization upon Ginnie Mae modifications)	2.4	4.8
Fair value gain (loss) on loans held for sale, at fair value (2)	(87.7)	(35.4)
Other (3)	11.6	13.6
Ending balance	$3,150.2	$1,402.2
(1)For three months ended March 31, 2025, transfers from loans held for investment, at fair value.
(2)See below table of Gain (loss) on loans held for sale, net, excluding MSRs retained on transfers of forward mortgage loans.
(3)Includes capitalized interest on reverse loans, reported within Interest income.

The following table presents the components of Gain (loss) on loans held for sale, net:

Gain (Loss) on Loans Held for Sale, Net	Three Months Ended March 31,
	2026	2025
MSRs retained on transfers of forward mortgage loans	$104.8	$60.5
Loss on sale of forward mortgage loans (1)	(70.4)	(39.9)
Gain (loss) on sale of repurchased Ginnie Mae loans (1)	—	(0.4)
Change in fair value of loans held for sale	(17.4)	4.9
Gain on loans held for sale, at fair value	17.1	25.1
Gain (loss) on economic hedge derivative instruments	30.4	(21.5)
Change in fair value of IRLCs	(12.3)	8.9
Provision for representation and warranty obligations	(1.0)	(0.7)
	$34.1	$11.8
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.

Note 5 - Reverse Mortgages
The following table presents the estimated fair value of reverse mortgage loans classified as held for sale, at fair value and previously classified as Loans held for investment, at fair value. Loans were reclassified to loans held for sale, at fair value (pursuant to the fair value election) at December 31, 2025 as we intend, and agreed to sell the loans to FAR in November 2025 along with the HMBS-related borrowings at book value (determined at closing of the transaction). At March 31, 2026, the transaction remained contingent on Ginnie Mae’s approval. On April 30, 2026, the parties entered into an amendment to the
November 2025 agreements whereby OMC has agreed to sell reverse MSRs comprised of approximately 20,000 HECM loans and the HMBS related borrowings, subject to Ginnie Mae approval and customary closing conditions. Gross proceeds from the amended sale are an estimated $105 to $115 million after pricing related adjustments, including a slight discount to book value, and before transaction costs, repayment of certain warehouse financings, and other adjustments, including as a result of asset and liabilities balances as of the closing date. Following these payments and adjustments, the transaction is expected to result in net proceeds at closing of approximately $70 to $80 million. As of March 31, 2026, the balances include $5,525 million securitized assets ($5,145 million UPB), the associated $5,451 million HMBS-related borrowings (or net $74 million reverse MSR), and approximately $43 million newly originated reverse loans and tails pending securitization and net servicing related liabilities. See Note 23 - Subsequent Events for additional information.
The reverse loans described herein exclude reverse loans pledged as collateral for the asset-backed securitization notes issued by OLIT and certain non HECM loans which are classified as Loans held for sale, at fair value on the face of the consolidated balance sheets for all periods presented.

	March 31, 2026	December 31, 2025
Unpaid principal balance	$9,083.4	$9,333.0
Fair value adjustments	513.1	474.5
Total fair value	$9,596.5	$9,807.5
The following table presents the composition of reverse mortgage loans by type:

	March 31, 2026	December 31, 2025
HECM loans - securitized, pledged to HMBS-related borrowings (1)	$9,533.2	$9,703.1
New HECM loan originations and HECM loan tails (2) (3) - unsecuritized	63.3	104.4
Total fair value	$9,596.5	$9,807.5
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
(3)As of March 31, 2026 and December 31, 2025, the balance includes $27.2 million and $58.4 million, respectively, of new HECM loan originations pending pooling into HMBS (pipeline loans).

The following table summarizes the activity in reverse mortgage loans and HMBS-related borrowings that do not qualify for sale accounting and for which we elected the fair value option:

	Three Months Ended March 31,
	2026		2025
	Reverse Mortgage Loans (1)	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$9,807.5	$(9,611.7)	$11,125.3	$(10,872.1)
Originations	173.4	—	277.1	—
Securitization of HECM loans accounted for as a financing	—	(214.1)	—	(309.1)
Additional proceeds from securitization of HECM loans and tails	—	(6.8)	—	(4.1)
Repayments (principal payments received)	(560.1)	555.9	(786.1)	777.1
Transfers to:
Loans held for sale, at fair value	(0.8)	—	(3.1)	—
Receivables, net	(1.4)	—	(2.5)	—
REO (Other assets)	(0.2)	—	(0.2)	—
Other	1.6	—	—	—
Fair value gains (losses) included in earnings (2)	176.3	(160.7)	202.1	(179.4)
Ending balance	$9,596.5	$(9,437.4)	$10,812.5	$(10,587.6)
(1)Reverse mortgage loans were reclassified from held for investment, at fair value to held for sale, at fair value in November 2025. The $560.1 million repayments of reverse mortgage loans for the three months ended March 31, 2026 include $559.8 million of repayments of loans that were classified as held for sale at December 31, 2025 and previously held for investment, which remain presented as investing cash flows in the consolidated statement of cash flows.
(2)See further breakdown of the net gain (loss) in the table below. Includes interest accruals.

The following table presents the Fair value gains (losses) on reverse loans and HMBS-related borrowings included in earnings:

Fair value gains (losses) included in earnings	Three Months Ended March 31,
	2026	2025
Fair value gains (losses) of Reverse mortgage loans	$176.3	$202.1
Fair value gains (losses) of HMBS related borrowings	(160.7)	(179.4)
Total fair value gains (losses) included in earnings	$15.6	$22.7
The following table presents the components of Gain (loss) on reverse loans and HMBS-related borrowings, net:

Gain (Loss) on Reverse Loans and HMBS-related Borrowings, Net	Three Months Ended March 31,
	2026	2025
Gain on new originations (1)	$3.8	$5.8
Net interest income (servicing fee) (2)	7.2	8.3
Other change in fair value of securitized loans and HMBS-related borrowings, net	4.6	8.6
Fair value gains (losses) included in earnings (3)	15.6	22.7
HECM hedging derivative gains (losses) (4)	2.4	—
Loan fees and other	0.6	1.1
Total (5)	$18.7	$23.8
(1)Includes the changes in fair value of newly originated reverse mortgage loans in the period from interest rate lock commitment date through securitization date.
(2)Includes the interest income on reverse mortgage loans less the interest expense on HMBS-related borrowings. The net interest income includes the servicing fee Onity is contractually entitled to on securitized loans.

(3)See breakdown between Reverse mortgage loans and HMBS-related borrowings in the table above.
(4)We began separately hedging our reverse exposure to interest rate in the fourth quarter of 2025 (also refer to Note 15 – Derivative Financial Instruments and Hedging Activities).
(5)Reverse mortgage loans were reclassified from held for investment, at fair value to held for sale, at fair value in November 2025.

Note 6 – Advances
The following table presents the composition of servicing advances by type:

	March 31, 2026	December 31, 2025
Principal and interest	$90.9	$98.9
Taxes and insurance	208.9	278.8
Foreclosures, bankruptcy, REO and other (1)	134.4	110.2
Total advances, before allowance for losses	434.3	487.9
Allowance for losses	(3.2)	(4.5)
Advances, net (2)	$431.1	$483.4
(1)     As of March 31, 2026, no state represented a balance exceeding 5% of the total advances (based on the underlying property location of the related mortgage loans), except for the state of New York with $24.6 million.
(2) As of March 31, 2026, no single counterparty represented a balance exceeding 5% of the total, except for one subservicing client with $30.6 million. Generally, unreimbursed advances may be recovered from principal and interest collections or advance recoveries.
The following table presents the composition of servicing advances by investor:

	March 31, 2026	December 31, 2025
GSE	$61.2	$82.2
Ginnie Mae	58.8	63.3
Non-Agency	311.0	337.9
Advances, net	$431.1	$483.4
The following table summarizes the activity in net advances:

	Three Months Ended March 31,
	2026	2025
Beginning balance - before Allowance for Losses	$487.9	$584.6
New advances	268.0	200.0
Transfer from (to) Receivables	1.6	0.4
Transfer from (to) REO	—	0.7
Sales of advances	(0.4)	(0.3)
Acquisition of advances in connection with the purchase of MSRs	5.6	2.5
Transfer to Loans held for sale (incl. capitalization upon Ginnie Mae modifications)	(2.4)	(4.8)
Collections of advances and other	(326.0)	(261.4)
Ending balance - before Allowance for Losses	434.3	521.5

Beginning balance - Allowance for Losses	(4.5)	$(7.4)
Provision expense	(1.0)	(2.1)
Net charge-offs and other	2.3	2.0
Ending balance - Allowance for Losses	(3.2)	(7.5)

Ending balance, net	$431.1	$514.0

Note 7 – Mortgage Servicing
The following table presents the composition of our MSR portfolio:

MSR UPB and Fair Value	March 31, 2026		December 31, 2025
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
Owned MSRs (1)	$2,479.3	$162.9	$2,244.3	$152.5
Transferred MSR, subject to Pledged MSR liability (2) (3)	546.6	37.2	581.0	38.6
Total MSRs	$3,025.9	$200.1	$2,825.3	$191.1
(1)Includes $343.0 million and $373.5 million fair value of MSRs related to ESS financing liabilities at March 31, 2026 and December 31, 2025, respectively.
(2)MSRs subject to sale or transfer agreements that do not meet sale accounting criteria. See Note 8 — MSR Related Financing Liabilities, at Fair Value.
(3)Includes $84.2 million fair value and $6.9 billion UPB related to Rithm at March 31, 2026 subject to termination notice - refer to Note 8 — MSR Related Financing Liabilities, at Fair Value.
The following table presents the composition of our MSR portfolio by investor:

MSR UPB and Fair Value	March 31, 2026		December 31, 2025
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
GSE	$2,230.5	$150.9	$2,089.2	$143.5
Ginnie Mae	604.9	31.8	528.6	28.1
Non-Agency	190.5	17.3	207.4	19.5
Total MSRs	$3,025.9	$200.1	$2,825.3	$191.1
The following table summarizes the delinquency status of loans underlying our MSRs:

	March 31, 2026				December 31, 2025
Delinquent loans	GSE	Ginnie Mae	Non - Agency	Total	GSE	Ginnie Mae	Non - Agency	Total
30 days	0.9%	4.1%	7.8%	2.5%	1.0%	4.9%	8.5%	2.9%
60 days	0.3	1.4	2.7	0.8	0.3	1.7	2.9	1.0
90 days or more	0.4	3.6	5.9	1.8	0.4	3.4	6.1	1.9
Total 30-60-90 days or more	1.6%	9.2%	16.4%	5.1%	1.7%	9.9%	17.5%	5.7%

The following table summarizes the activity of our MSRs:

Mortgage Servicing Rights – At Fair Value	Three Months Ended March 31,
	2026	2025
Beginning balance	$2,825.3	$2,466.3
Sales (3)	(20.6)	0.1
Additions:
Recognized on the sale of residential mortgage loans	104.8	60.5
Purchases of MSRs	193.5	98.3
Servicing transfers and adjustments (1)	(17.2)	—
Net additions (sales)	260.4	158.9
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	12.3	(19.6)
Realization of cash flows (2)	(72.1)	(58.2)
Fair value gains (losses) recognized in earnings	(59.8)	(77.8)

Ending balance	$3,025.9	$2,547.4
(1)On March 1, 2026, we derecognized a portion of the Rithm Pledged MSR liability with a UPB of $1.2 billion associated with Rithm servicing agreements for which MSR sale accounting criteria were met. See Note 8 — MSR Related Financing Liabilities, at Fair Value.
(2)Realization of expected cash flows and passage of time.
(3)On January 5, 2026 we completed a sale of certain owned MSRs, with subservicing retained with a UPB of $1.3 billion. The sale proceeds were used to settle the related outstanding ESS financing liability. Refer to Note 8 — MSR Related Financing Liabilities, at Fair Value.

The following table summarizes the components of our servicing and subservicing fee revenue:

Servicing Revenue	Three Months Ended March 31,
	2026	2025
Loan servicing and subservicing fees
Servicing fee on owned MSR	$117.1	$97.6
Servicing fee on transferred MSR (1)	31.9	32.4
Servicing fees	148.9	129.9
Subservicing fees	26.0	26.1
	174.9	156.0
Ancillary income
Custodial accounts (float earnings)	30.1	27.1
Late charges	9.9	9.7
Reverse subservicing ancillary fees	2.1	3.8
Other	5.5	6.6
	47.5	47.3
Total Servicing and subservicing fees	$222.4	$203.3

Owned MSR and Subservicing	$186.1	$167.4
Transferred MSR (1) (2)	36.3	35.9
(1)Servicing fees collected on behalf of, and remitted to, respective parties related to transferred MSRs that do not achieve sale accounting. Remittances are reported within Pledged MSR liability expense. See Note 8 — MSR Related Financing Liabilities, at Fair Value.
(2)Includes $4.5 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively, of ancillary income associated with transferred MSRs that do not achieve sale accounting, and is subject to remittances reported within Pledged MSR liability expense.
Float balances on which we earn interest, referred to as float earnings (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors and tax and insurance payments) are held in escrow by unaffiliated banks and are excluded from our consolidated balance sheets. Float balances amounted to $3.40 billion and $2.58 billion at March 31, 2026 and December 31, 2025, respectively.

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

	Outstanding Balance
Borrowing Type	March 31, 2026	December 31, 2025
Pledged MSR liability, at fair value (1) (3)	$541.2	$573.2
ESS financing liability, at fair value (2)	253.4	268.8
Total MSR related financing liabilities, at fair value	$794.6	$842.0
(1)MSRs transferred in transactions which do not qualify for sale accounting treatment. Until such time as the transaction qualifies as a sale for accounting purposes, we continue to recognize the MSRs and the related financing liability (referred as Pledged MSR liability) on our consolidated balance sheets, as well as the full amount of servicing fee collected as revenue and the servicing fee remitted as Pledged MSR liability expense in our consolidated statements of operations. The fair value of the Pledged MSR liability may differ from the fair value of the associated transferred MSR asset mostly due to the portion of ancillary income that is contractually retained by OMC or other contractual cash flows.
(2)Consists of the obligation to remit to third parties a specified percentage of future servicing fee collections (excess servicing spread) on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. The servicing spread remittance is reported in Pledged MSR liability expense and fair value gains and losses of the ESS financing liability are reported in MSR valuation adjustments, net - See Note 9 – MSR Valuation Adjustments, Net.
(3)Includes $84.2 million fair value and $6.9 billion UPB related to Rithm at March 31, 2026 subject to termination notice - see below.
The following table presents the activity of the MSR related financing liabilities, at fair value that are classified as Level 3 within the valuation hierarchy.

MSR related financing liabilities - Fair value	Three Months Ended March 31,
	2026	2025
Beginning balance	$842.0	$846.9
MSR transfers	9.6	6.7
ESS settlement (2)	(20.8)	—
Derecognition of financing liability (1)	(17.2)	—
Fair value (gain) loss
Changes in fair value due to inputs and assumptions	(0.2)	(1.0)
Realization of cash flows	(18.7)	(17.0)
Total fair value (gain) loss	(18.9)	(18.0)
Ending balance	$794.6	$835.5
(1)On March 1, 2026, we derecognized a portion of the Rithm Pledged MSR liability with a UPB of $1.2 billion as MSR sale accounting criteria were met upon our transfer of title to the MSRs in connection with Rithm’s exercise of its termination right of the agreement with Onity disclosed below.
(2)On January 5, 2026 we completed a sale of certain owned MSRs, with subservicing retained with a UPB of $1.3 billion. The sale proceeds were used to settle the related outstanding ESS financing liability. Refer to Note 7 – Mortgage Servicing.

The following table presents the Pledged MSR liability expense recorded in connection with MSR sale agreements that do not qualify for sale accounting (transferred MSR) and ESS financing liabilities.

	Three Months Ended March 31,
	2026	2025
Servicing fees collected on transferred MSRs	$31.9	$32.4
Less: Subservicing fee retained by Onity	(5.1)	(5.9)
Ancillary fee/income and other settlement (including expense reimbursement)	3.0	2.3
Transferred MSR net servicing fee remittance	29.7	28.8
ESS servicing spread remittance	12.9	13.1
Pledged MSR liability expense	$42.6	$41.9

Three Months Ended March 31,
Rithm Transactions
Starting in 2012, Onity and OMC entered into agreements to sell MSRs and the related servicing advances to Rithm, for which OMC has been retained as subservicer. Since December 31, 2023, we have accounted for the relationships in two ways: (i) as an MSR transfer that does not qualify for sale accounting for a UPB of $6.9 billion which are referred to as Rights to MSRs (RMSR) and accounted for as a secured borrowing, with $84.2 million MSR and associated Pledged MSR liability on our consolidated balance sheet as of March 31, 2026; and (ii) as subservicing agreements for a UPB of $22.7 billion (UPB balances as of March 31, 2026).
The RMSR agreement and subservicing agreements were subject to automatic one-year renewals, subject to advance notice of termination. On October 31, 2025, we were notified by Rithm of its intent not to renew its subservicing agreements effective January 31, 2026. The termination is for convenience and not for cause. The servicing transfer to Rithm’s own servicing platform began in 2026 with the transfer of $1.2 billion RMSR UPB and $0.6 billion subservicing UPB on March 1, 2026 (also refer to Note 23 – Subsequent Events).
The transfer of the remaining $6.9 billion UPB of the RMSR agreement is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain. Upon exercise of its termination right of the RMSR agreement, Rithm has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Onity’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the RMSR Agreements. If Rithm is not able to sell the Rights to MSRs or establish a substitute RMSR arrangement with another servicer, Rithm has the right to revoke its termination notice and re-instate the applicable servicing addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the RMSR Agreements would be transferred to up to three subservicers who would subservice under Onity’s oversight. If such a subservicing arrangement were established, Onity would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
MSR Capital Partner Transactions
OMC entered into agreements to sell MSR portfolios to different third parties, referred to as MSR capital partners, on a bulk and flow basis, for which OMC has been retained as subservicer. While MSR legal title has transferred to the MSR capital partners, the transactions do not qualify for sale accounting treatment primarily due to the termination restrictions of the subservicing agreements. Accordingly, we continue to report the MSR and an associated Pledged MSR liability on our consolidated balance sheets.
Note 9 – MSR Valuation Adjustments, Net
The table below presents the components of MSR valuation adjustments, net, that include four MSR related instruments which we account for at fair value with changes in fair value recorded in earnings (also refer to Note 7 – Mortgage Servicing and Note 8 — MSR Related Financing Liabilities, at Fair Value):
(i) the fair value changes of the total MSR portfolio (Total MSRs) recorded on our consolidated balance sheets ($3.0 billion fair value asset at March 31, 2026). Total MSRs include owned MSRs and MSRs that have been sold or transferred to third parties in transactions that do not achieve sale accounting criteria. Owned MSRs include MSRs subject to ESS financing transactions;
(ii) the fair value changes of the Pledged MSR liabilities recorded as liabilities on our consolidated balance sheets when MSR sale accounting criteria are not achieved ($541.2 million fair value liability at March 31, 2026);

(iii) the fair value changes of the ESS financing liabilities for which we elected the fair value option ($253.4 million fair value liability at March 31, 2026); and
(iv) the fair value changes of the derivative instruments economically hedging the MSR exposure.

	Three Months Ended March 31,
	2026	2025
Total MSRs	$(59.8)	$(77.8)
Pledged MSR liabilities (1)	24.3	11.1
ESS financing liabilities	(5.4)	7.0

Derivative fair value gain (loss) (MSR economic hedges) (2)	(28.1)	20.8

MSR valuation adjustments, net	$(69.0)	$(38.9)

Total changes in fair value due to realization of cash flows, net	$(53.4)	$(41.1)
Total changes in fair value due to inputs and assumptions (3)	(15.6)	2.2
(1)MSR transfers that do not achieve sale accounting.
(2)Also refer to Note 15 – Derivative Financial Instruments and Hedging Activities.
(3)Including MSR hedging derivative gains (losses); excludes reverse mortgage exposure (see below).
MSR valuation adjustments, net exclude fair value changes of reverse mortgage loans net of HMBS related-borrowings which were included in our economic MSR interest rate risk hedge strategy through September 30, 2025 (refer to Note 15 – Derivative Financial Instruments and Hedging Activities), and are separately presented as Gain on reverse loans and HMBS-related borrowings, net (Other change in fair value of securitized loans and HMBS-related borrowings, net) within our consolidated statements of operations (refer to Note 5 - Reverse Mortgages).

Note 10 – Receivables

	March 31, 2026	December 31, 2025
Servicing-related receivables:
Government-insured loan claims - Reverse	$259.6	$83.8
Government-insured loan claims - Forward	30.1	30.2
Due from custodial accounts	24.2	15.4
Subservicing fees and reimbursable expenses	15.7	20.2
Receivable from sale of MSRs (holdback)	9.1	8.8
Other	7.7	8.1
	346.4	166.5
Income taxes receivable (1)	30.4	30.1
Other receivables	7.6	9.7
	384.4	206.4
Allowance for losses	(19.4)	(16.5)
	$365.0	$189.8
(1)Includes $28.2 million and $27.9 million at March 31, 2026 and December 31, 2025, respectively, from the USVI Bureau of Internal Revenue (BIR) for a refund of income taxes paid in prior years. In December 2022, we executed an agreement with the BIR for payment of the income tax refunds related to tax years 2013 through 2015, plus accrued interest, over a two-year period ending December 31, 2024. The BIR did not make the payment that was due on December 31, 2023 nor any subsequent payments pursuant to the agreement. On February 8, 2024, we filed a lawsuit against the USVI for the refund of income taxes paid in prior years and for the USVI’s breach of the above-referenced agreement; the USVI is defending against such claims and contesting that such refunds are owed. On April 30, 2025, the USVI filed an additional lawsuit against us alleging that we did not meet the conditions for receiving benefits under our Economic Development Commission Certificate. We have filed a motion to dismiss, which remains pending. See Note 22 – Contingencies for additional information.

Allowance for Losses	Three Months Ended March 31,
	2026	2025
Beginning balance	$16.5	$18.1
Provision	3.9	2.6
Charge-offs and other, net	(1.1)	(1.6)
Ending balance	$19.4	$19.2
At March 31, 2026 and December 31, 2025, the allowance for losses related to FHA-, VA- or USDA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $17.0 million and $15.5 million, respectively.

Note 11 – Other Assets

	March 31, 2026	December 31, 2025
Deferred tax assets, net - See Note 17	$122.2	$123.8
REO ($97.7 and $81.0 related to VIEs)	101.0	83.8
Derivatives, at fair value - See Note 15	39.5	28.1
Prepaid expenses (including prepaid lender fees)	24.0	23.2
Derivative related receivable	21.0	0.7
Intangible assets, net (net of accumulated amortization of $14.3 and $14.0)	2.1	2.4
Other	8.3	12.0
	$318.2	$273.9

Note 12 – Borrowings

Advance Match Funded Liabilities		Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Expected Repayment Date (1)	Uncommitted	Committed	March 31, 2026	December 31, 2025
$350 million Ocwen Master Advance Receivables Trust (OMART) - Advance Receivables Backed Notes - Series 2025-VF1 (2)	September 2027	$—	$110.9	$239.1	$273.2
$100 million Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (2)	May 2027	—	96.0	4.0	4.5
$350 million PGAF Issuer LLC - Advance Receivables Backed Notes, Series 2025-VF1 (2)	May 2027	—	301.7	48.3	63.7
$14.4 million EBO Advance facility (3)	May 2026	14.4	—	—	0.5
Total Advance match funded liabilities		$14.4	$508.7	$291.3	$341.9

Weighted average interest rate (4)				5.51%	5.81%
(1)The Expected Repayment Date of our facilities, as defined, is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance is required if the note is not renewed or extended.
(2)The committed borrowing capacity under the OMART, OGAF and PGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At March 31, 2026, none of the remaining borrowing capacity of these advance financing notes could be used based on the amount of eligible collateral.
(3)At March 31, 2026, none of the remaining borrowing capacity of the facility could be used based on the amount of eligible collateral.
(4)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At March 31, 2026 and December 31, 2025, the balance of unamortized prepaid lender fees was $1.9 million and $2.0 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Warehouse Facilities	Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Uncommitted	Committed (1)	March 31, 2026	December 31, 2025
Total mortgage warehouse facilities (2)	$1,589.5	$312.5	$2,193.0	$1,224.6

Weighted average interest rate (3)			5.09%	5.24%
(1)Of the borrowing capacity on mortgage loan financing facilities extended on a committed basis, none of the remaining borrowing capacity could be used at March 31, 2026 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)We use mortgage loan repurchase agreements, participation agreements and other warehouse facilities with various financial institutions to fund newly-originated or purchased loans on a short-term basis until they are sold or securitized to secondary market investors, and to fund repurchases of certain Ginnie Mae forward loans, HECM loans and other types of loans or mortgage related assets. Our warehouse facilities generally have maximum terms of 364 days, and have typically been, and are expected to be renewed, replaced or extended annually. We have pledged Loans held for sale (LHFS), Reverse LHFS, Servicing Advances, Receivables and REO as collateral to secure the borrowings. The facilities have contractual maturities ranging from May 2026-April 2027.
(3)The weighted average interest rate excludes the effect of the amortization of discount, debt issuance costs, and prepaid lender fees. At March 31, 2026 and December 31, 2025, unamortized prepaid lender fees were $1.1 million and $1.1 million, respectively, and are included in Other assets in our consolidated balance sheets. At March 31, 2026 and December 31, 2025, 1-Month (1M) Term Secured Overnight Financing Rate (SOFR) was 3.66% and 3.69%, respectively.

Reverse Mortgage Securitization Notes				Outstanding Balance
Borrowing Type	Maturity	Mandatory call date	Initial principal amount	March 31, 2026	December 31, 2025
OLIT Asset-Backed Notes, Series 2023-HB1 (1)	June 2036	June 2026	$264.9	$67.3	$76.5
OLIT Asset-Backed Notes, Series 2024-HB1 (1)	February 2037	February 2027	268.6	111.4	116.1
OLIT Asset-Backed Notes, Series 2024-HB2 (1)	August 2037	August 2027	330.6	183.4	193.8
OLIT Asset-Backed Notes, Series 2025-HB1 (1)	June 2038	June 2028	322.5	178.8	194.7
OLIT Asset-Backed Notes, Series 2025-HB2 (1)	November 2038	November 2028	413.3	337.0	370.8
OLIT Asset-Backed Notes, Series 2026-HB1 (1)	March 2039	March 2029	511.9	511.9	—
Total Reverse mortgage securitization notes - outstanding principal amount				1,389.7	951.9

Unamortized discount and debt issuance costs (2)				(68.7)	(52.6)
Total Reverse mortgage securitization notes, net				$1,321.0	$899.3
(1)Different classes of Asset-Backed Notes were issued at a discount and a mandatory 3-year call date . We have the option to redeem the notes at any time prior to the mandatory call date, at a 1% premium for a specified period of time after issuance (generally one year) and at par value thereafter. Payments of interest and principal are made from available funds from a pool of reverse mortgage buyout loans and REOs in accordance with the indenture priority of payments. We have pledged Reverse LHFS, Receivables and REO as collateral to secure the borrowings. Also see Note 2 – Securitizations and Variable Interest Entities.
(2)The notes have a stated interest rate of 3.0%, 3.0%, 5.0%, 3.0%, 3.0% and 3.0% respectively. The interest rate excludes the effect of the amortization of discount and debt issuance costs.

MSR Financing Facilities			Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	March 31, 2026	December 31, 2025
$750 million GSE MSR financing facility (2)	MSRs	August 2026	$—	$89.9	$660.1	$633.1
$450 million Ginnie Mae MSR financing facility (3)	MSRs, Advances	January 2027	25.5	—	424.5	371.4
$70 million PLS MSR financing facility (4)	MSRs	February 2027	48.5	—	21.5	67.8
$250 million GSE MSR financing facility (5)	MSRs	May 2027	—	2.3	247.7	194.5
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1	MSRs	February 2028	—	—	17.3	18.5
Total MSR financing facilities			$74.1	$92.2	$1,371.0	$1,285.2

Weighted average interest rate (6)					6.53%	6.70%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $49.9 million of the remaining borrowing capacity could be used at March 31, 2026 based on the amount of eligible collateral that was pledged and could be financed on a committed basis.
(2)Our obligations under this facility are secured by a lien on certain GSE MSRs. Onity guarantees the obligations under this facility. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. In January 2026, the maturity date was extended to May 2026. In April 2026, the maturity date was extended to August 2026.
(3)Our obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and servicing advances. Onity guarantees the obligations under the facility. We are subject to daily margining requirements under the terms of the facility. In January 2026, the borrowing capacity was increased to $450.0 million from $400.0 million and the maturity date was extended to January 2027. In April 2026, the borrowing capacity was further increased from $450.0 million to $500.0 million.
(4)Under this repurchase agreement, OMC sold the membership interest certificate representing 100% of the limited liability company interests in PLS Issuer and agreed to repurchase such membership interest certificate at a specified future date at the price set forth in the repurchase agreement. Onity guarantees the obligations of OMC under the facility subject to the terms and conditions set forth in the guaranty secured by a lien on the related PLS MSRs. In February 2026, the maturity date was extended to February 2027. See Note 2 – Securitizations and Variable Interest Entities for additional information.
(5)This facility is secured by a lien on certain of our GSE MSRs and is subject to daily margining requirements. Onity guarantees the obligations under the facility.
(6)Weighted average interest rate excludes the effect of the amortization of debt issuance costs and prepaid lender fees. At March 31, 2026 and December 31, 2025, unamortized prepaid lender fees related to revolving-type MSR financing facilities were $1.9 million and $1.5 million, respectively, and are included in Other assets in our consolidated balance sheets.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			March 31, 2026	December 31, 2025
Senior Notes Due 2029	9.875%	November 2029	$700.0	$500.0

Unamortized premium			6.2	—
Unamortized discount			(1.7)	(1.8)
Unamortized debt issuance costs			(11.8)	(8.6)
Unamortized premium, discount and debt issuance costs			(7.2)	(10.4)
Senior notes, net			$692.8	$489.6
(1)Excludes the effect of the amortization of debt issuance costs, premium and discount.
On November 6, 2024, PHH Corporation issued $500.0 million aggregate principal amount of 9.875% Senior Notes due November 1, 2029 (Senior Notes Due 2029) at a price of 99.556% of the principal amount in a syndicated private placement. Interest on the Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2025, and principal is due at maturity. The Senior Notes Due 2029 are guaranteed by Onity and certain wholly-owned subsidiaries including OMC and PAS) (collectively “restricted subsidiaries”). The Senior Notes Due 2029 are secured by the equity interests of the restricted subsidiaries and any Available Cash in excess of Agency Requirements, as defined.
On January 30, 2026, PHH Corporation issued $200.0 million aggregate principal amount of 9.875% Senior Notes Due 2029 in a syndicated private placement exempt from registration under the Securities Act of 1933, as amended. The Senior Notes were issued to investors at 103.25% of the principal amount. The notes were offered as an additional issuance of the 9.875% Senior Notes Due 2029 and form a single series of debt securities with the $500.0 million aggregate principal amount of such notes that were originally issued on November 6, 2024. The interest on the additional notes issued in January 2026 is payable semi- annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2026, and principal is due at maturity. The notes are guaranteed on a senior secured basis by Onity and certain of PHH Corporation’s subsidiaries, including OMC and PAS.
On or after November 1, 2026, PHH Corporation may redeem some or all of the Senior Notes Due 2029 at its option at the following redemption prices, plus accrued and unpaid interest:

Redemption Year (12-month period beginning on November 1st of the years indicated below)	Redemption Price
2026	104.938%
2027	102.469
2028 and thereafter	100.000
Prior to November 1, 2026, PHH Corporation may redeem some or all of the Senior Notes Due 2029 at its option at a redemption price equal to 100% of the principal amount of the Notes being redeemed with a “make-whole” premium, as defined, plus accrued and unpaid interest. In addition, prior to November 1, 2026, PHH Corporation may redeem up to 40% of the aggregate principal amount of the notes with the net cash proceeds from certain equity offerings by Onity at the redemption price equal to 109.875% of the principal amount plus accrued and unpaid interest.
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
Covenants
Under the terms of our debt agreements in effect as of March 31, 2026, we are subject to various affirmative and negative covenants. Collectively, these covenants include:
•Financial covenants, including, but not limited to, specified levels of net worth, liquidity and leverage;
•Covenants to operate in material compliance with applicable laws;
•Restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional forms of debt, paying dividends or making distributions on or purchasing equity interests of Onity and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Onity and its subsidiaries or of PHH Corporation, OMC or PAS and their respective subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates;
•Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying certain debt agreements; and
•Requirements to provide audited financial statements within specified timeframes, including requirements that Onity’s financial statements and the related audit report be unqualified as to going concern.
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at March 31, 2026 is a minimum of $275.0 million and $125.0 million, tangible net worth for Onity and OMC, respectively. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at March 31, 2026 is for a minimum of $86.2 million and $20.0 million for Onity and OMC, respectively. None of our debt agreements have any tangible net worth or liquidity requirements at PAS due to the guarantee of Onity. See Note 20 – Regulatory Requirements for our regulatory capital and liquidity requirements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.

Collateral
Our assets pledged as collateral for secured borrowings are as follows at March 31, 2026. Assets may also be subject to other liens or restrictions under various agreements.

	Assets	Pledged Assets	Collateralized Financings (9)	Liability Categories
Cash (1)	$182.5	$—	$—	n/a (1)
Restricted cash (2)	124.7	66.0	—	Multiple
Owned MSRs, excluding ESS (3) (5)	2,136.3	2,141.2	1,313.4	MSR financing facilities
Transferred MSRs, including ESS (4)	889.6	889.6	813.4	MSR related financing liabilities and MSR financing facilities (4)
Advances, net (5)	431.1	376.7	330.1	Advance match funded liabilities and MSR financing facilities
Loans held for sale	3,150.2	3,099.8	3,167.2	Mortgage warehouse facilities and Reverse mortgage securitization notes
Reverse loans held for sale pooled into HMBS - securitized (6) (7)	9,533.2	9,533.2	9,437.4	HMBS- related borrowings
Reverse loans held for sale pooled into HMBS- unsecuritized (7)	63.3	34.0	29.4	Mortgage warehouse facilities
Receivables, net	365.0	260.0	273.0	Mortgage warehouse facilities and Reverse mortgage securitization notes
REO (Other assets)	101.0	98.3	113.1	Mortgage warehouse facilities and Reverse mortgage securitization notes
Total (8)	$16,976.8	$16,498.9	$15,477.1
(1)Includes $145.3 million Available Cash held by Regulated Subsidiary Guarantors, as defined, pursuant to the Senior Notes Due 2029.
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
(4)Includes MSRs transferred MSR capital partners that are accounted for as secured financings and ESS pledged MSRs. Includes $18.8 million MSR financing facilities.
(5)$38.8 million drawn under the $450.0 million Ginnie Mae MSR financing facility is used to finance Ginnie Mae related advances.
(6)Reverse mortgage loans and real estate owned are pledged as collateral to the HMBS beneficial interest holders and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of OMC’s default on its servicing obligations, or if the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to OMC in connection with certain claims relating to the performance and obligations of OMC as both issuer of HMBS and servicer of HECMs underlying HMBS.
(7)See Note 5 - Reverse Mortgages.
(8)The total of selected assets disclosed in the above table does not represent the total consolidated assets of Onity. For example, the total excludes contingent loan repurchase asset, premises and equipment and certain other assets.
(9)Amounts represent UPB and fair value for borrowings accounted for at amortized cost and fair value, respectively.

Note 13 – Other Liabilities

	March 31, 2026	December 31, 2025
Servicing-related obligations	$67.7	$64.9
Compensation-related and other accrued expenses	59.1	84.8
Checks held for escheat	54.8	53.2
Due to Rithm - Advance collections and servicing fees	43.4	47.9
Derivative related payables	42.9	4.7
Accrued interest payable (1)	40.6	17.1
Derivatives, at fair value - See Note 15	27.0	9.1
Liability for indemnification obligations	26.7	27.8
Accrued legal fees and settlements	18.3	27.6
MSR purchase price holdback	9.7	3.0
Liability for unfunded pension obligation and gratuity plans	9.0	9.2
Lease liability	7.9	7.2
Mortgage insurance premium payable	6.8	6.6
Excess servicing fee spread payable	2.0	2.2
Income taxes payable	1.5	2.9
Other	7.6	6.7
	$424.9	$374.9
(1)March 31, 2026 balance includes $4.9 million of accrued interest related to the 9.875% Senior Notes Due 2029 for the period from the last interest payment date (November 1, 2025) through the 9.875% Senior Notes Due 2029 issuance date of January 30, 2026. This amount is payable to investors on the next scheduled interest payment date of May 1, 2026.

Note 14 – Stockholders’ Equity
On February 10, 2026, Onity’s Board of Directors authorized a share repurchase program for an aggregate amount of up to $10 million of Onity’s issued and outstanding shares of common stock. Through March 31, 2026, we have completed the repurchase of 154,444 shares of our common stock in the open market under this program at prevailing market prices for a total purchase price of $6.1 million (excluding commissions) at an average price per share of $39.62. The repurchased shares were retired and cancelled as of March 31, 2026. Unless Onity amends the share repurchase program or repurchases the full $10 million amount by an earlier date, the share repurchase program will continue through August 25, 2026. No assurances can be given as to the amount of shares, if any, that Onity may repurchase in any given period. Also refer to Note 23 – Subsequent Events for information regarding additional share repurchases.

Note 15 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the three months ended March 31, 2026 and 2025.

	March 31, 2026			December 31, 2025
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward loans IRLCs	April 2026 - August 2026	$2,707.8	$4.2	January - April 2026	$2,461.9	$16.5
Reverse loans IRLCs	April 2026 - July 2026	14.2	0.8	February - April 2026	18.6	0.8
TBA forward MBS trades	April 2026 - June 2026	3,801.9	28.4	January - March 2026	1,913.5	8.4
Interest rate futures	June 2026	597.0	5.9	March 2026	590.0	1.9
Interest rate option contracts	April 2026	200.0	0.2	January 2026	50.0	0.5
Total		$7,320.9	$39.5		$5,034.0	$28.1

Derivative Liabilities (Other liabilities)
Forward sales of Reverse loans	N/A	—	—	January 2026	30.0	(0.2)
TBA forward MBS trades	April 2026 - June 2026	1,480.9	(8.0)	January - March 2026	2,171.6	(6.6)
Interest rate futures	June 2026	2,175.0	(18.9)	March 2026	1,935.0	(1.8)
Interest rate option contracts	N/A	—	—	January 2026	50.0	(0.5)
Total		$3,655.9	$(27.0)		$4,186.6	$(9.1)
The table below summarizes the net gains and losses of our derivative instruments recognized in our unaudited consolidated statements of operations.

	Three Months Ended March 31,		Financial Statement Line
Gain (Loss)	2026	2025
Derivative Instruments
Forward loans IRLCs	$(12.3)	$8.9	Gain on loans held for sale, net
Reverse loans IRLCs	—	1.0	Gain on reverse loans and HMBS-related borrowings, net
Forward trades (economically hedging forward pipeline trades and EBO pipeline)	—	(1.7)	Gain on loans held for sale, net (Economic hedge)
TBA trades and Interest rate futures (economically hedging forward pipeline trades and EBO pipeline)	30.4	(19.9)	Gain on loans held for sale, net (Economic hedge)
Interest rate futures, TBA trades and interest rate option contracts	(28.1)	20.8	MSR valuation adjustments, net
Interest rate futures	2.4	—	Gain on reverse loans and HMBS-related borrowings, net
Forward sales of Reverse loans	0.2	(0.6)	Gain on reverse loans and HMBS-related borrowings, net
Total	$(7.4)	$8.6
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
The hedge coverage ratio, defined as the ratio of hedge (including reverse MSR) to asset rate sensitivity (referred to as DV01) is subject to lower and upper target thresholds under our policy. We regularly evaluate the hedge coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, liquidity impacts under shock scenarios and other factors. As the market dictates, management may choose to maintain the hedge coverage ratio at different thresholds, with approval of the Market Risk Committee, in order to preserve liquidity, improve hedge effectiveness and/or optimize asset returns. Effective December 2023, we established a targeted hedge coverage ratio range between 95% and 105%. In April 2024, we changed the risk measure to a dollar DV01 that resulted in an equivalent range of approximately 90% to 110%. In May 2025, we established a new targeted hedge coverage ratio of 85% with a range between 80% and 100%. The targeted ratio was increased to a range of 95% to 100%, effective end of October 2025, which was revised to a range of 95% to 105% effective beginning of February 2026.
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

Note 16 – Interest Expense

	Three Months Ended March 31,
	2026	2025
Mortgage warehouse facilities	$20.9	$16.0
MSR financing facilities	20.9	18.6
Reverse mortgage securitization notes	16.9	10.1
Senior Notes Due 2029	16.1	12.8
Advance match funded liabilities	6.2	7.9
Escrow	1.7	1.7
	$82.7	$67.0

Note 17 - Income Taxes

	Three Months Ended March 31,
	2026	2025
Income tax expense (benefit)	$0.3	$(13.0)
Income before income taxes	$7.9	$9.1
Effective tax rate	3.7%	(142.9)%
Income tax expense for the three months ended March 31, 2026 includes a full quarter of income tax expense attributed to the U.S. jurisdiction whereas in the prior year quarter no such U.S. jurisdiction income tax expense was recognized due to a full valuation allowance against U.S. federal deferred tax assets. For the three months ended March 31, 2025, the $13.0 million income tax benefit includes the recognition of a $13.3 million benefit due to the favorable resolution of a prior-year uncertain tax position.
Following the release of a significant portion of our valuation allowance as of December 31, 2025 ($120.1 million), our annual effective tax rate for the year ended December 31, 2026 is expected to exceed the 21% federal statutory income tax rate primarily due to state taxes and the disallowance of certain executive compensation expenses.
As of March 31, 2026, we believe that the weight of the positive evidence outweighs the negative evidence regarding the realization of our U.S. federal deferred tax assets, including cumulative income in recent years, continued profitability, and expectations regarding future profitability. As of March 31, 2026, for certain U.S. state net operating losses and interest expense disallowance carryforwards, we believe the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these state deferred tax assets and as a result are not considered to be more likely than not realizable; therefore, we have maintained a valuation allowance against these assets.
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
.

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

	Three Months Ended March 31,
	2026	2025
Basic earnings per share
Net income attributable to common stockholders	$6.6	$21.1

Weighted average shares of common stock outstanding	8,494,823	7,873,989

Basic earnings per share	$0.78	$2.68

Diluted earnings per share
Net income attributable to common stockholders	$6.6	$21.1

Weighted average shares of common stock outstanding	8,494,823	7,873,989
Effect of dilutive elements
Common stock warrants (1)	—	224,557
Stock option awards	—	36
Common stock awards	487,149	338,292
Dilutive weighted average shares of common stock	8,981,972	8,436,874

Diluted earnings per share	$0.74	$2.50

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (2)	17,799	21,659
Market-based (3)	—	41,520
(1)As of December 31, 2025, there were no remaining common stock warrants outstanding.
(2)Includes stock options and stock awards that are anti-dilutive based on the application of the treasury stock method.
(3)Shares that are issuable upon the achievement of certain market-based performance criteria related to Onity’s stock price.

Note 19 – Business Segment Reporting
Our business segments reflect the internal reporting that our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (CODM), uses to evaluate our operating and financial performance and to assess the allocation of our resources. The CODM reviews detailed segment results and key metrics, and uses pre-tax income calculated both on a GAAP basis and on a managed or adjusted basis, as internally defined, to assess the segment performance and allocate resources. The segment information presented below is prepared under GAAP, consistent with the amounts included in our consolidated financial statements. Our current reportable segments consist of Servicing, Originations, and Corporate.

Financial information for our segments prepared under GAAP is as follows:
	Three Months Ended March 31, 2026
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$222.4	$—	$—	$222.4
Gain on reverse loans and HMBS-related borrowings, net	14.2	4.5	—	18.7
Gain (loss) on loans held for sale, net	(2.7)	36.9	—	34.1
Other revenue, net	6.5	12.6	—	19.1
Revenue	240.3	53.9	—	294.3

MSR valuation adjustments, net	(80.5)	11.5	—	(69.0)

Operating expenses
Compensation and benefits	23.2	20.8	25.7	69.7
Servicing and origination	15.2	3.3	—	18.5
Technology and communications	8.3	2.8	6.4	17.5
Professional services	7.3	0.6	6.9	14.8
Occupancy, equipment and mailing	7.2	0.8	0.5	8.5
Corporate overhead allocations	14.7	5.2	(19.9)	—
Other expenses	0.2	1.5	1.4	3.1
Operating expenses	76.1	35.0	21.0	132.2

Other income (expense):
Interest income	18.0	21.8	1.2	41.0
Interest expense	(58.5)	(18.6)	(5.6)	(82.7)
Pledged MSR liability expense	(42.6)	—	—	(42.6)
Other, net	(0.6)	(0.4)	0.1	(0.9)
Other income (expense), net	(83.7)	2.8	(4.3)	(85.2)

Income (loss) before income taxes	$—	$33.2	$(25.2)	$7.9

	Three Months Ended March 31, 2025
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$203.3	$—	$—	203.3
Gain on reverse loans and HMBS-related borrowings, net	16.9	6.9	—	23.8
Gain (loss) on loans held for sale, net	(3.8)	15.6	—	11.8
Other revenue, net	4.8	6.2	—	10.9
Revenue	221.2	28.6	—	249.8

MSR valuation adjustments, net	(41.9)	3.0	—	(38.9)

Operating expenses
Compensation and benefits	23.1	12.4	21.9	57.4
Servicing and origination	11.7	1.1	0.2	13.0
Technology and communications	7.4	2.1	5.5	15.0
Professional services	6.3	0.5	15.9	22.6
Occupancy, equipment and mailing	7.1	0.7	0.4	8.2
Corporate overhead allocations	12.4	3.9	(16.4)	—
Other expenses	0.5	1.5	1.6	3.6
Operating expenses	68.6	22.2	29.1	119.9

Other income (expense):
Interest income	11.8	13.3	1.1	26.2
Interest expense	(47.9)	(12.7)	(6.4)	(67.0)
Pledged MSR liability expense	(41.9)	—	—	(41.9)
Other, net	0.5	(0.4)	0.8	0.9
Other income (expense), net	(77.5)	0.2	(4.5)	(81.9)

Income (loss) before income taxes	$33.1	$9.6	$(33.6)	$9.1

Total Assets	Servicing	Originations	Corporate	Business Segments Consolidated
March 31, 2026	$15,175.1	$2,212.4	$347.7	$17,735.2
December 31, 2025	14,683.5	1,252.3	234.8	16,170.6

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
•Minimum capital ratio (FHFA) or leverage ratio (Ginnie Mae) of 6% - defined as Tangible or Adjusted Net Worth to total assets. As issuer of HMBS, OMC received an exemption to exclude reverse mortgage loans securitized into HMBS ($9.4 billion at March 31, 2026) from total assets due to the “lack of true sale accounting treatment of the HMBS Program” as per the Ginnie Mae guide.
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
We believe our licensed entities were in compliance with all of their minimum net worth, capital and liquidity requirements at March 31, 2026. The most restrictive requirements were as follows at March 31, 2026:

	Required	Reported
Net worth
OMC	$284.4	436.2
PAS	283.7	311.7
Liquidity (3)
OMC - FHFA (1)	86.5	140.5
OMC - Ginnie Mae (2)	84.8	471.1
PAS - FHFA (1)	88.7	203.6
(1)Reported liquidity includes 50 percent of the unused portion of committed Agency servicing advance facilities, as defined by the FHFA.
(2)Reported liquidity includes Servicing advances as eligible liquidity pursuant to Ginnie Mae’s liquidity requirements.

(3)The liquidity displayed in the above table reflects liquidity measures as defined by regulators that differ from the total liquidity available to finance the business. At March 31, 2026, our total liquidity of $277.2 million included $182.5 million of unrestricted cash and $94.7 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral.
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
Rithm is obligated to fund new servicing advances with respect to the MSRs underlying the RMSR agreement, pursuant to the servicing agreements. Rithm has the responsibility to fund advances for loans where they own the MSR, i.e., are the servicer of record. We are dependent upon Rithm for funding the servicing advance obligations for Rights to MSRs where we are the servicer of record. As the servicer of record, we are contractually required under our servicing agreements to make certain servicing advances even if Rithm does not perform its contractual obligations to fund those advances.
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $2.9 billion at March 31, 2026. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the three months ended March 31, 2026, we funded $74.0 million out of the $2.9 billion borrowing capacity as of December 31, 2025. We also had short-term commitments to lend $2.7 billion and $14.2 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at March 31, 2026. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, also referred to as warehouse lines, prior to their respective securitization.
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of a reverse mortgage loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). The table below provides the breakdown of the portfolio UPB with respect to the percentage of the MCA at March 31, 2026.

Securitized HECM loans at less than 92% MCA	$8,235.7
Securitized HECM loans at equal to or greater than 92% and less than 95% MCA	318.7
Securitized HECM loans at equal to or greater than 95% MCA and less than 98% MCA	382.6
Total Securitized HECM loans UPB	$8,937.0
For the three months ended March 31, 2026 and 2025, we repurchased HECM loans from Ginnie Mae securitizations in the amount of $233.8 million and $156.9 million, respectively. Activity with regard to HMBS repurchases for the three months ended March 31, 2026 is as follows:

	Active (2)	Inactive	Total
Beginning balance	$77.1	$257.2	$334.3
Additions	200.3	33.5	233.8
Recoveries, net (1)	(31.5)	(27.5)	(59.0)
Transfers	4.6	(4.6)	—
Changes in value	—	(1.6)	(1.6)
Ending balance	$250.6	$257.0	$507.6
(1)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
(2)Excludes $120.2 million UPB in loans directly assigned to HUD from the underlying Ginnie Mae securities without a cash repurchase from us ($381.6 million for the three months ended March 31, 2025).
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
For the three months ended March 31, 2026, servicing and subservicing fees from Rithm amounted to $17.2 million, or 10% of total servicing and subservicing fees (excluding ancillary income) ($22.2 million and 14% in the three months ended March 31, 2025, respectively), and the related Rithm Pledged MSR liability expense amounted to $8.2 million and $9.0 million in the respective periods. As of March 31, 2026, Rithm represented $29.7 billion, or 9% of the UPB and 17% of the loan count of our total servicing and subservicing portfolio, and approximately 47% of all delinquent loans that Onity services. On October 31, 2025, Rithm exercised its right to terminate the subservicing agreements for convenience, effective January 31, 2026. The servicing transfer to Rithm’s own servicing platform began in the first quarter of 2026 with the transfer of $1.2 billion RMSR UPB and $0.6 billion subservicing UPB on March 1, 2026. The transfer of the remaining $6.9 billion UPB of these agreements is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain. Upon transfer, we have downsized and expect to further downsize certain aspects of our servicing business as well as the related corporate support functions. In addition, the float amount associated with the advance collections and servicing fees of the servicing portfolio will be repaid to Rithm in cash based on the amount due upon transfer. Also refer to Note 8 — MSR Related Financing Liabilities, at Fair Value, Note 13 – Other Liabilities and Note 23 – Subsequent Events.
Servicing and subservicing fees from MAV for the three months ended March 31, 2026 amounted to $14.0 million, or 8% of total servicing and subservicing fees (excluding ancillary income) ($15.0 million and 10% for the three months ended March 31, 2025, respectively). The related MAV Pledged MSR liability expense amounted to $10.8 million and $11.6 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, our servicing and subservicing portfolio with MAV represented $37.9 billion UPB, or 11% of the UPB and 10% of the loan count of our total servicing and subservicing portfolio. OMC has the right to be the exclusive subservicer through November 2029 subject to certain extensions of all MSRs that MAV currently owns, for all future MSRs that MAV acquires from OMC, and for the majority of MAV’s MSR portfolio overall, as defined. In addition, the parties agreed to lockout restrictions where MAV is restricted to sell or otherwise transfer MSRs owned by MAV in 25% annual increments through September 2027. Also refer to Note 7 – Mortgage Servicing and Note 8 — MSR Related Financing Liabilities, at Fair Value.

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
Our current accrual with respect to the following matters (Litigation and Regulatory) is included in the $18.3 million legal and regulatory accrual. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at March 31, 2026. Any material adverse resolution of these matters could materially and adversely affect our business, reputation, financial condition, liquidity, and results of operations.
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
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act (TCPA), the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, federal and local bankruptcy rules, federal and local tax regulations, and state deceptive trade practices laws. Such proceedings include wrongful foreclosure and eviction actions, bankruptcy violation actions, payment misapplication actions, allegations of wrongdoing in connection with lender-placed insurance and mortgage reinsurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the TCPA and individual state laws, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to inspection fees, foreclosure attorneys’ fees, reinstatement fees, foreclosure registration fees, payment processing, payment facilitation or payment convenience fees, claims related to ancillary products marketed and sold to borrowers, claims related to loan modifications and loan assumptions, claims related to call recordings, claims regarding certifications of our legal compliance related to our participation in certain government programs, claims related to improper occupancy inspections, claims related to untimely recording of mortgage satisfactions, claims related to data privacy, and claims related to tax deficiencies owed by and tax refunds due to us. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are currently or have been a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation or payment convenience violate the FDCPA and similar state laws, (2) certain fees we assess on borrowers are improperly assessed and/or marked up improperly in violation of applicable state and federal law, (3) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans, (4) certain legacy mortgage reinsurance arrangements violated RESPA, (5) we failed to subservice loans appropriately pursuant to subservicing and other agreements, (6) we did not comply with specific state and federal wage and hour laws for certain non-

exempt employees, and (7) our written certifications documenting our entitlement to benefits under the Treasury Department’s Home Affordable Modification Program and similar federal government programs allegedly violated the False Claims Act. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business.
Convenience Fees - As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and similar state statutes. For example, we are currently defending putative class action lawsuits challenging, under state and federal law, certain fees charged to borrowers who used certain optional payment methods. See e.g., Jones v. Onity Mortg. Corp., et al. (D. NJ) (parties’ motions for summary judgment and related to class certification remain pending); Smith-Fowler v. Onity Mortgage Corp. (D.D.C) (motion to dismiss is fully briefed and remains pending).
Mortgage Reinsurance - In addition, we continue to be involved in legacy matters arising prior to Onity’s October 2018 acquisition of PHH Corporation, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH Corporation and related entities alleging that PHH Corporation’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. Onity Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through OMC’s captive reinsurance arrangement between June 2007 and December 2009. Following nearly a decade of additional proceedings, on March 19, 2025, the parties reached an agreement in principle to settle the litigation. On August 11, 2025, the Court granted preliminary approval of the settlement and on December 19, 2025, the Court granted final approval of the settlement. We are currently going through the settlement administration process.
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
Regulatory
We are subject to a number of ongoing federal and state regulatory examinations, orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions. We may also on occasion be subject to foreign regulatory actions in the countries where we operate outside the U.S. In addition, we regularly receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our licensed servicing and lending businesses, as well as from state attorneys general, the CFPB and other federal agencies, including the Department of Justice, HUD and various inspectors general. For example, we have received requests regarding the charging of certain fees to borrowers (including our practice of charging borrowers a fee to use certain optional payment methods, or “convenience fees”); the post-boarding process to verify loan and payment terms are properly implemented, calculated, and applied; bankruptcy practices; COVID-19-related forbearance and post-forbearance options; Homeowner Assistance Fund participation and implementation; and our offshore employees’ access to veteran borrower data.
The GSEs, HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits and engage with us on various matters. For example, we are currently engaged with several regulators related to borrower convenience fees and we resolved one such matter with HUD in January 2025, which required us to credit/refund consumers for convenience fees charged on FHA-insured loans since May 1, 2020. We have in the past resolved, and may in the future resolve, these or other matters via consent orders, payments of monetary amounts and other agreements in order to settle issues identified in connection with examinations or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition.
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
At March 31, 2026 and March 31, 2025, we had outstanding representation and warranty repurchase demands of $26.5 million UPB (77 loans) and $25.5 million UPB (96 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Three Months Ended March 31,
	2026	2025
Beginning balance (1)	$23.0	$27.4
Provision for (reversal of) representation and warranty obligations	(1.0)	(1.4)
Provision for representation and warranty obligations - New production liability	1.1	0.7
Charge-offs and other (2)	(2.3)	(2.3)
Ending balance (1)	$20.8	$24.5

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
Note 23 – Subsequent Events
Repurchase of Common Stock
Subsequent to March 31, 2026, we completed the repurchase of 88,309 shares of our common stock in the open market at prevailing market prices for a total purchase price of $3.9 million at an average price paid per share of $43.87. These shares were repurchased under the $10 million program authorized by Onity’s Board of Directors in February 2026, which is complete as of May 1, 2026. See Note 14 – Stockholders’ Equity for additional information.
Amended Agreement to Sell Reverse Mortgage Loans to FAR
On April 30, 2026, Onity, through its wholly-owned subsidiary OMC, and FAR entered into an amendment (the Amendment) to the parties’ agreements for the sale of Onity’s reverse mortgage servicing portfolio and certain reverse originations assets. Under the Amendment, which modifies the terms of the Asset Purchase Agreement and the Reverse Mortgage Servicing Rights Purchase and Sale Agreement, each dated as of November 17, 2025, OMC has agreed to sell reverse MSRs comprised of approximately 20,000 Ginnie Mae HECM loans with UPB of $5.1 billion ($5.5 billion fair value) as of March 31, 2026 (see also Note 5 - Reverse Mortgages). FAR will also acquire OMC’s pipeline of reverse mortgage loans as of the transaction closing date. In addition, FAR expects to assume certain of OMC’s US-based reverse originations employees in May 2026 and additional employees in July 2026.
OMC will become the subservicer for the reverse MSRs sold to FAR under a three-year subservicing agreement subject to automatic one-year renewal unless FAR provides notice of non-renewal 180 days prior to the expiration of the original term, and subject thereafter to renewal upon mutual agreement of the parties. OMC has agreed to discontinue its reverse originations business upon closing with the exception of activities relating to the recapture of existing HECM borrowers for any HECM MSRs not transferred to FAR.
Based on the UPB of the HECM loans as of March 31, 2026, the gross proceeds from the transaction are estimated to be approximately $105 to $115 million in cash, reflecting pricing adjustments, including a slight discount to book value, and before transaction costs, repayment of certain warehouse financings, and related adjustments, including as a result of asset and liabilities balances as of the closing date. Following these payments and adjustments, the transaction is expected to result in net proceeds at closing of approximately $70 to $80 million. The transaction is subject to Ginnie Mae approval and customary closing conditions and is expected to close in the third quarter of 2026.
Rithm Portfolio Deboarding
As disclosed in Note 8 — MSR Related Financing Liabilities, at Fair Value, on October 31, 2025 we were notified by Rithm of its intent not to renew its subservicing agreements effective January 31, 2026. The initial servicing transfer to Rithm’s own servicing platform occurred on March 1, 2026. On May 1, 2026 we completed an additional transfer of $10.8 billion subservicing UPB to Rithm’s platform.
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, including for charts, except per share amounts and unless otherwise indicated. Amounts may not add in certain tables due to rounding.)

OVERVIEW
General
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brand, Onity Mortgage (formerly PHH Mortgage). On March 23, 2026, PHH Mortgage Corporation changed its name to Onity Mortgage Corporation (OMC). Our reverse mortgage product brand, Liberty Reverse Mortgage, has also been rebranded under the Onity Mortgage name. Onity is one of the largest non-bank servicers in the country based on UPB, focused on delivering a variety of servicing and lending programs. Onity is also one of the largest correspondent lenders in the U.S. based on origination UPB. Onity Mortgage (formerly Liberty Reverse Mortgage) is one of the nation’s largest reverse mortgage lenders and servicers based on origination and securitization UPB, dedicated to education and providing loans that help customers meet their personal and financial needs by drawing upon their home equity. Across the forward and reverse portfolio we serviced or subserviced 1.4 million loans with a total UPB of $338.4 billion on behalf of more than 3,900 investors and 113 subservicing clients as of March 31, 2026. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements.
Volume Overview
The table below summarizes the new volume of Originations by channel on a current and comparative basis. The volume of Originations is a key driver of the profitability of our Originations segment, along with margins, and also a key driver of the replenishment and growth of our Servicing segment. In the first quarter of 2026, we added $28.5 billion of new volume, with $14.3 billion of new Originations production, $8.5 billion of subservicing additions, and $5.7 billion bulk acquisitions, as further detailed in the below table.

$ In billions	UPB			$ Change
	Three Months Ended			Q1 2026 vs. Q4 2025	Q1 2026 vs. Q1 2025
	March 31,	December 31,	March 31,
	2026	2025	2025
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$1.2	$0.8	$0.3	$0.4	$0.9
Correspondent MSR (1)	5.8	6.7	3.8	(0.8)	2.0
Flow and Agency Cash Window MSR purchases (2)	7.2	6.8	2.8	0.4	4.4
Reverse mortgage origination (3)	0.1	0.1	0.2	(0.1)	(0.1)
Total Originations production	14.3	14.3	7.0	(0.1)	7.2
Bulk MSR purchases (2)	5.7	2.4	4.9	3.3	0.8
Total servicing additions	20.0	16.7	11.9	3.2	8.1
Interim forward subservicing	5.2	4.5	2.2	0.6	2.9
Other new subservicing	3.4	7.5	2.7	(4.1)	0.7
Total subservicing additions (4)	8.5	12.0	4.9	(3.5)	3.6
Total servicing and subservicing UPB additions	$28.5	$28.7	$16.8	$(0.2)	$11.7
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
(4)Includes interim subservicing, including the volume of UPB associated with short-term interim subservicing for certain clients as a support to their originate-to-sell business. Excludes additions related to sales of MSRs with subservicing retained.

The following table summarizes the average volume of our Servicing segment, on a current and comparative basis. The average servicing volume is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans or servicing and subservicing also drive the amount and timing of gross revenue and expenses. Our average total servicing and subservicing UPB increased by $11.5 billion or 3.6% during the first quarter of 2026 compared to the preceding quarter (14.2% annualized), and increased by $29.5 billion or 9.7% as compared to the prior year three months, net of runoff and sales, primarily driven by increases in our owned MSR and in subservicing. For comparison purposes, the total estimated industry mortgage debt outstanding increased 3.1% quarter over quarter (annualized) and 3.3% year over year (source: Mortgage Bankers Association (MBA) Mortgage Finance Forecast as of April 20, 2026).

$ In billions	Average UPB			% Change
	Three Months Ended			Q1 2026 vs. Q4 2025	Q1 2026 vs. Q1 2025
	March 31,	December 31,	March 31,
	2026	2025	2025
Owned MSR (1)	$158.2	$149.7	$134.1	5.7%	18.0%
MSR transferred to MSR capital partners (2)	38.2	38.7	40.3	(1.3)%	(5.2)%
Subservicing (including reverse subservicing)	125.0	121.5	117.2	2.9%	6.6%
Reverse mortgage loans and other (3)	12.6	12.6	12.9	(0.3)%	(2.2)%
Total servicing and subservicing UPB (average)	$334.0	$322.5	$304.5	3.6%	9.7%
(1)Includes MSRs related to ESS financing liabilities.
(2)MSRs sold or transferred to MSR capital partners with subservicing retained and that do not qualify for derecognition / sale accounting. Reported as MSR at fair value on our consolidated balance sheet along with an associated Pledged MSR liability, economically deemed as subservicing relationship.
(3)Reverse mortgage loans and other servicing (including whole loans) carried on balance sheet.
As of March 31, 2026 and December 31, 2025, the total servicing and subservicing UPB amounted to $338.4 billion and $328.3 billion, respectively, a net increase of $10.1 billion or 3.1% (12.3% annualized).
Market Update
The following table presents key market interest rates which are important drivers of our businesses. As further discussed, the 30-year fixed rate mortgage is a key driver of Originations volume and prepayments in Servicing, the 10-year Treasury rate is a key benchmark for MSR valuation and hedging activities, and the 1-month SOFR is a key benchmark for the profitability of our Servicing segment (including float earnings and asset-backed financing cost) and our Originations segment (mortgage loan financing cost).

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
30-year fixed rate mortgage (FRM) (1)
Average	6.11%	6.23%	6.83%
End of period	6.38%	6.15%	6.65%

10-year Treasury rate (end of period)	4.30%	4.18%	4.23%

1-month Term SOFR (average)	3.67%	3.91%	4.32%
(1)Source: Freddie Mac PMMS - Primary Mortgage Market Survey
The 30-year fixed rate mortgage rate increased 23 basis points (end of period) in the first quarter of 2026 driving lower refinancing and home purchase activity in the latter part of the quarter, however rate declines earlier in the quarter drove increased refinancing activity (see market interest rates graph below). The average 30-year fixed rate mortgage rate declined 12 basis points quarter over quarter and declined 72 basis points year over year.

Our three benchmark rates above followed the decline in the federal funds rate in 2025, as displayed in the graph below. The Federal Reserve reduced its federal funds target rate a total of 50 basis points in the later part of 2025 (25 basis points in September and 25 basis points in December) resulting in increased activity in the origination market. In the first quarter of 2026, the Federal Reserve kept the federal funds rate unchanged. The 1-month SOFR largely followed the federal funds rate, as illustrated in the graph below, resulting in a 2 basis point decline (end of period) in the first quarter of 2026 as compared to a 44 basis point decline in the fourth quarter of 2025. The average 1-month SOFR declined 24 basis points quarter over quarter and declined 65 basis points year over year.
As further illustrated in the below graph, the 10-year Treasury rate increased (12 basis points) in the first quarter of 2026 compared to an increase of 2 basis points in the fourth quarter of 2025, and a decrease of 35 basis points during the first quarter of 2025. The 30-year fixed rate mortgage rate and the 10-year Treasury rate do not necessarily move in parallel. If the 10-year Treasury rate remains flat and the 30-year fixed mortgage rates decline this is referred to as mortgage spread tightening, and may stimulate mortgage activity beyond the 10-year Treasury rate.
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

Source: MBA Mortgage Finance Forecast as of April 20, 2026 and Fannie Mae Housing Forecast as of April 13, 2026. In $ billions.

The average industry volume declined 7% quarter over quarter (Q1 2026 vs Q4 2025), led by a reduction in purchase activity (vs. flat refinance activity), and grew 44% year over year (Q1 2026 vs Q1 2025) driven by higher refinance originations as borrowers responded to favorable interest rates movements. Comparatively, our Originations volume growth (funded volume of Correspondent and Consumer Direct) outpaced the industry year over year, as summarized below:

	Q1 2026 vs.	Q1 2026 vs.
	Q4 2025	Q1 2025
Comparative Origination Volume Growth
Industry (see above)	(7)%	44%
Onity	(6)%	71%

Financial Highlights
Results of operations for the first quarter of 2026
•Net income attributable to common stockholders of $7 million, or $0.78 per share basic and $0.74 diluted
•Servicing and subservicing fee revenue of $222 million, with $338 billion total servicing and subservicing UPB
•Originations gain on sale of $37 million
•$16 million MSR valuation loss attributable to input and assumption changes, net of hedging
Financial condition at March 31, 2026
•Stockholders’ equity of $629 million, or $74.81 book value per common share
•MSR investment of $3.0 billion
•Total liquidity of $277 million, with a cash position of $182 million
•Total assets of $17.7 billion
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
•Industry-leading cost structure: Achieve industry cost leadership through continuous cost and process improvement, optimizing global operations and technology, and drive innovation, including artificial intelligence-based solutions;
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
In November 2025, OMC agreed to sell at book value its entire HECM loan portfolio and HMBS related borrowings to FAR and subservice the sold portfolio and additional loans from FAR for an initial three-year term. FAR agreed to acquire OMC’s originations pipeline of reverse mortgage loans and assume some of OMC’s U.S. based reverse originations employees. OMC agreed to discontinue its reverse originations business upon closing. On April 30, 2026, OMC and FAR entered into an amendment of the November 2025 sale agreements whereby OMC has agreed to sell reverse MSRs comprised of approximately 20,000 Ginnie Mae HECM loans with UPB of $5.1 billion ($5.5 billion fair value) as of March 31, 2026. Under the amended agreements, OMC will discontinue its reverse originations business upon closing with the exception of activities relating to the recapture of existing HECM borrowers for any HECM MSRs not transferred to FAR. FAR expects to assume certain of OMC’s US-based reverse originations employees in May 2026 and additional employees in July 2026. The closing of the amended transaction is expected to occur in the third quarter of 2026, subject to Ginnie Mae's approval and customary closing conditions. See Note 5 - Reverse Mortgages and Note 23 – Subsequent Events for additional information.

Results of Operations and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2025.

Condensed Statements of Operations	Three Months Ended		% Change	Three Months Ended March 31, 2025	% Change
	March 31,	December 31,
	2026	2025

Revenue	$294.3	$290.0	1%	$249.8	18%
MSR valuation adjustments, net	(69.0)	(58.7)	18	(38.9)	77
Operating expenses	132.2	136.5	(3)	119.9	10
Other income (expense), net	(85.2)	(87.1)	(2)	(81.9)	4
Income before income taxes	7.9	7.7	3	9.1	(13)
Income tax expense (benefit)	0.3	(119.5)	(100)	(13.0)	(102)
Net income (1)	$7.6	$127.2	(94)%	$22.1	(65)%
(1)Before preferred stock dividend
The following chart displays income (loss) before income taxes by segment for the periods presented (also refer to the respective segment discussions):
Onity reported $7.6 million of net income in the first quarter of 2026, compared to net income of $127.2 million in the fourth quarter of 2025, reflecting a steady income before income taxes and a $119.8 million decline in income tax benefit quarter over quarter. The following discusses certain notable changes:
•$4.3 million increase in revenue with a $2.2 million, or 1% increase in Servicing revenue and a $2.0 million, or 4% increase in Originations revenue. Gain on reverse loans and HMBS-related borrowings, net increased $8.6 million mostly due to yield spread tightening in Servicing, offset in part by a $2.6 million net decrease in Gain on loans held for sale, with unfavorable fair value changes of reverse buyouts in Servicing and higher margins and lower volumes in Originations ($1.4 million gain). In addition, Servicing and subservicing fees decreased $2.7 million with lower float earnings offset by a higher average servicing UPB.
•$10.3 million higher loss on MSR valuation adjustments, net with a $6.8 million unfavorable change in input and assumption updates, net of hedges, largely driven by higher prepayment speeds caused by significant intra-quarter market interest rate decline, and $3.6 million higher runoff due to portfolio growth.
•$4.4 million decrease in operating expenses driven by a $3.6 million decline in professional services, including a $2.8 million decline in legal expenses, primarily attributed to our accrual for a legacy litigation matter in the fourth quarter of 2025, as well as some offsetting factors as discussed below.

•A $120.1 million reversal of valuation allowance on our net deferred tax asset in the fourth quarter of 2025 driven by Onity’s return to sustained profitability.

Total Revenue
The below table presents revenue by type for the periods presented:

Revenue	Three Months Ended		% Change	Three Months Ended March 31, 2025	% Change
	March 31,	December 31,
	2026	2025
Servicing and subservicing fees	$222.4	$225.1	(1)%	$203.3	9%
Gain on reverse loans and HMBS-related borrowings, net	18.7	10.0	86%	23.8	(22)%
Gain on loans held for sale, net	34.1	36.7	(7)%	11.8	190%
Other revenue, net	19.1	18.2	5%	10.9	75%
Total revenue	$294.3	$290.0	1%	$249.8	18%
The following chart displays total revenue by segment for the periods presented (also refer to the respective segment discussions):
Total revenue for the three months ended March 31, 2026 increased $4.3 million, or 1% compared to the three months ended December 31, 2025 due to a $2.2 million, or 1% increase in Servicing revenue and a $2.0 million, or 4% increase in Originations revenue.
•The $2.2 million increase in Servicing revenue is mostly due to largely offsetting factors. Gain on reverse loans and HMBS-related borrowings, net increased $9.1 million mostly driven by yield spread tightening. Offsetting this increase, Gain on loans held for sale, net declined $4.0 million largely due to losses on reverse mortgage buyouts, and Servicing and subservicing fees decreased $2.7 million driven by lower float earnings partly offset by higher servicing fees due to MSR growth (4% increase in average servicing UPB).
•The $2.0 million increase in Originations revenue is primarily attributed to a $1.4 million increase in Gain on loans held for sale, due to increased loan production volume in our Consumer Direct channel, largely offset by lower margins and volume in our Correspondent channel, as well as higher fees (other revenue).
Compared to the three months ended March 31, 2025, total revenue for the three months ended March 31, 2026 was $44.5 million, or 18% higher, due to a $25.3 million, or a 88% increase in Originations revenue, and a $19.2 million, or 9% increase in Servicing revenue.
•The $25.3 million increase in Originations revenue is primarily driven by a $17.8 million increase in Gain on loans held for sale, net in our Consumer Direct channel and a $6.4 million increase in fee revenue attributed to a 71% increase in total loan production volume attributed to our MSR replenishment and growth strategy and our increased recapture.
•The $19.2 million increase in Servicing revenue is mostly due to a $19.1 million increase in Servicing and subservicing fees driven by MSR growth (13% increase in average servicing UPB), with some offsetting factors.

MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net which include MSRs, MSR pledged liabilities and ESS financing liabilities at fair value, together with MSR hedging derivatives:

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
Realization of cash flows (runoff)	$(53.4)	$(49.9)	$(41.1)
Fair value gains (losses) due to input and assumption changes	12.5	4.9	(18.6)
MSR hedging derivative fair value gain (loss)	(28.1)	(13.7)	20.8
Sub-total fair value gains (losses) due to rates and assumptions, net of hedging (1)	(15.6)	(8.8)	2.2
MSR valuation adjustments, net (1)	$(69.0)	$(58.7)	$(38.9)
(1)Excludes fair value changes of reverse mortgage loans and HMBS related borrowing due to rates and assumptions that are part of the MSR hedging strategy through September 2025. Refer to the MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further detail and the discussion below within Servicing.
The $69.0 million loss on MSR valuation adjustments, net for the three months ended March 31, 2026 is comprised of $53.4 million runoff, $12.5 million fair value gain attributable to input and assumption changes and $28.1 million loss on MSR hedging derivatives. The $10.3 million higher loss in MSR valuation adjustments, net as compared to the three months ended December 31, 2025 is primarily due to an unfavorable change in input and assumption updates, net of hedges, largely driven by higher prepayment speeds caused by significant intra-quarter market interest rate decline, and higher runoff due to portfolio growth.
•MSRs are subject to runoff, a fair value decline due to the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary and involuntary prepayments. The unfavorable $3.6 million higher runoff quarter-over-quarter is mostly due to the owned MSR portfolio growth.
•The $12.5 million fair value gain due to input and assumption changes is mostly attributed to a favorable change in market rates as the 10-year Treasury rate increased 12 basis points in the first quarter of 2026 and assumption updates to reflect market trade pricing levels, partially offset by certain unfavorable assumption updates to reflect increased prepayment speeds in the current quarter caused by significant intra-quarter market rate decline. The increase from a $4.9 million fair value gain in the fourth quarter of 2025 to a $12.5 million fair value gain in the first quarter of 2026 is mainly driven by a more favorable change in market rates and a less unfavorable impact of change in delinquency, partially offset by more unfavorable input and assumption updates recognized in the first quarter of 2026 to reflect increased prepayment speeds.
•MSR hedging derivative fair value gains or losses are designed to partially offset the expected fair value changes of the net MSR, MSR pledged liabilities and ESS exposure, commensurate with our target hedge coverage ratio. The $28.1 million derivative loss recognized in the three months ended March 31, 2026 and the variance from the prior quarter are driven by interest rate changes as we maintained a high hedge coverage ratio in both quarters. Also refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for further detail on our hedging strategy and its effectiveness.
The $30.1 million higher loss in MSR valuation adjustments, net in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily driven by unfavorable assumption updates recognized in the first quarter of 2026 to reflect increased prepayment speeds and higher realization of cash flows mostly due to MSR portfolio growth, partly offset by the favorable impact of interest rate changes, net of hedge activity, compared to an unfavorable impact in the three months ended March 31, 2025.
•The unfavorable $12.3 million increase in runoff expense is mostly due to owned MSR portfolio growth.
•The change from an $18.6 million fair value loss in the three months ended March 31, 2025 to a $12.5 million fair value gain in the three months ended March 31, 2026 is primarily driven by changes in market interest rates, as the 10-year Treasury rate increased 12 basis points during the three months ended March 31, 2026 compared to a decrease of 35 basis points during the same period of 2025, and assumption updates to reflect actual market trade pricing levels, partially offset by the impact of increased prepayment speeds in the current quarter.
•The change from a $20.8 million gain from derivatives in the three months ended March 31, 2025 to a $28.1 million loss in the three months ended March 31, 2026 is mainly due to the market interest rate changes noted above. During the three months ended March 31, 2025, our HECM MSR was part of the overall interest-rate sensitive MSR portfolio.

Effective in the fourth quarter of 2025, HECM MSR is hedged with dedicated third-party derivative instruments and the related gain/loss is reported in Gain on reverse loans and HMBS-related borrowings, net.
Operating Expenses
The table below presents the key components of operating expenses:

	Three Months Ended		% Change	Three Months Ended March 31, 2025	% Change
	March 31,	December 31,
	2026	2025
Compensation and benefits	$69.7	$70.9	(2)%	$57.4	21%
Servicing and origination	18.5	17.3	7	13.0	42
Technology and communications	17.5	17.7	(1)	15.0	17
Professional services	14.8	18.4	(20)	22.6	(35)
Occupancy, equipment and mailing	8.5	8.2	4	8.2	4
Other expenses	3.1	3.9	(20)	3.6	(12)
Total operating expenses	$132.2	$136.5	(3)%	$119.9	10%

Average headcount	4,207	4,267	(1)%	4,290	(2)%
The following chart displays operating expenses by segment for the periods presented (also refer to the respective segment discussions):
Compensation and benefits expense for the three months ended March 31, 2026 decreased $1.2 million, or 2% compared to the three months ended December 31, 2025, due to a $5.3 million decrease in incentive compensation expense (mostly a decrease in the fair value of cash-settled share-based awards driven by our stock price decrease). The decrease in incentive compensation was partly offset by a $2.7 million increase in severance, including in our Servicing segment in connection with Rithm’s decision to not renew its subservicing agreements effective January 31, 2026, and higher commissions in our Originations segment mostly due to higher Consumer Direct production volume.
Compared to the three months ended March 31, 2025, Compensation and benefits expense for the three months ended March 31, 2026 increased $12.2 million, or 21%, largely due to a $5.2 million increase in salaries and benefits with an increase in headcount within the Originations and Corporate segments to support and accelerate business growth, partly offset by a decrease in the Servicing segment attributable to an effective cost discipline, and a $4.4 million increase in commissions due to higher Originations production volume in both the Consumer Direct and Correspondent channels. In addition, severance expense increased $2.7 million as discussed above. While our total average headcount declined 2%, driven by a 4% decrease in offshore average headcount, our U.S. average headcount increased 5%.
Servicing and origination expense for the three months ended March 31, 2026 increased $1.2 million compared to the three months ended December 31, 2025, primarily due to higher provision expense on servicing receivables and higher satisfaction and interest on payoff expense in the Servicing segment, partly offset by lower provision for indemnification in Originations.

Compared to the three months ended March 31, 2025, Servicing and origination expense for the three months ended March 31, 2026 increased $5.5 million or 42% due to a $3.5 million increase in Servicing expense and $2.2 million higher Originations expense. The increase in Servicing expense is primarily driven by a $3.3 million increase in satisfaction and interest on payoff expense due to higher payoff volume. The $2.2 million increase in Originations expense is primarily due to higher production volume.
Technology and communication expense for the three months ended March 31, 2026 was flat as compared to the three months ended December 31, 2025. Compared to the three months ended March 31, 2025, Technology and communication expenses for the three months ended March 31, 2026 increased $2.5 million or 17% primarily driven by our technology initiatives (including robotic process automation, digitization and machine learning / artificial intelligence).
Professional services expense for the three months ended March 31, 2026 decreased $3.6 million compared to the three months ended December 31, 2025 with a $2.8 million decline in legal expenses primarily attributed to our accrual for probable losses in connection with the settlement of a legacy litigation matter in the fourth quarter of 2025.
Compared to the three months ended March 31, 2025, Professional services expense for the three months ended March 31, 2026 decreased $7.9 million, mostly driven by a $10.7 million decline in legal expenses, primarily attributed to our accrual for probable losses in connection with the settlement of a legacy litigation matter in the first quarter of 2025.
Other Income (Expense)

	Three Months Ended		% Change	Three Months Ended March 31, 2025	% Change
	March 31,	December 31,
	2026	2025
Interest income	$41.0	$39.5	4%	$26.2	57%
Interest expense	(82.7)	(83.0)	—	(67.0)	23
Net interest expense	$(41.7)	$(43.5)	(4)%	$(40.8)	2%

Pledged MSR liability expense	(42.6)	(42.9)	(1)	(41.9)	2
Other, net	(0.9)	(0.7)	37	0.9	(204)
Other income (expense), net	$(85.2)	$(87.1)	(2)%	$(81.9)	4%
Refer to the segments for discussion and analysis of Interest income and Interest expense. Refer to the Servicing segment for discussion and analysis of Pledged MSR liability expense.
Income Tax Expense (Benefit)

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
Income tax expense (benefit)	$0.3	$(119.5)	$(13.0)
Income before income taxes	$7.9	$7.7	$9.1
Effective tax rate	3.7%	(1548.6)%	(142.9)%
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we give more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. As of March 31, 2026, we believe that the weight of the positive evidence outweighs the negative evidence regarding the realization of our U.S. federal and certain state deferred tax assets. The release of a significant portion of the valuation allowance against our U.S jurisdiction deferred tax assets at December 31, 2025 resulted in a $120.1 million income tax benefit in the fourth quarter of 2025. As of March 31, 2026, for certain U.S. state net operating losses and interest expense disallowance carryforwards, we believe the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these state deferred tax assets and as a result are not considered to be more likely than not realizable; therefore, we have maintained a valuation allowance against these assets.

Our income tax expense for the three months ended March 31, 2026 is primarily driven by the jurisdictional mix of our earnings, and includes a full quarter of income tax expense attributed to the U.S. jurisdiction whereas in the prior year first quarter no such U.S. jurisdiction income tax expense was recognized due to a full valuation allowance against U.S. federal deferred tax assets. The income tax benefit of $119.5 million for the three months ended December 31, 2025 primarily resulted from the $120.1 million release of valuation allowances against U.S. federal and certain state deferred tax assets. The increase in the effective tax rate for the three months ended March 31, 2026 compared to the same period of 2025 is primarily due to recognizing income tax benefit of $13.3 million related to the reversal of the uncertain tax liability during the first quarter of 2025.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.

Balance Sheet and Cash Flow Overview

Financial Condition Summary	March 31, 2026	December 31, 2025	$ Change	% Change
Cash and cash equivalents	$182.5	$180.5	$2.0	1%
Restricted cash	124.7	84.1	40.6	48
MSRs, at fair value	3,025.9	2,825.3	200.6	7
Advances, net	431.1	483.4	(52.4)	(11)
Loans held for sale, at fair value	3,150.2	1,891.7	1,258.5	67
Reverse loans held for sale pooled into HMBS, at fair value	9,596.5	9,807.5	(211.0)	(2)
Receivables, net	365.0	189.8	175.1	92
Premises and equipment, net	11.3	10.8	0.6	5
Other assets	318.2	273.9	44.3	16
Contingent loan repurchase asset	530.0	423.6	106.3	25
Total assets	$17,735.2	$16,170.6	$1,564.6	10%

Total Assets by Segment
Servicing	$15,175.1	$14,683.5	$491.6	3%
Originations	2,212.4	1,252.3	960.0	77
Corporate	347.7	234.8	112.9	48
	$17,735.2	$16,170.6	$1,564.6	10%

HMBS-related borrowings, at fair value	$9,437.4	$9,611.7	$(174.3)	(2)%
MSR related financing liabilities, at fair value	794.6	842.0	(47.3)	(6)
MSR financing facilities, net	1,371.0	1,285.2	85.8	7
Advance match funded liabilities	291.3	341.9	(50.6)	(15)
Mortgage warehouse facilities	2,193.0	1,224.6	968.4	79
Reverse mortgage securitization notes, net	1,321.0	899.3	421.7	47
Senior notes, net	692.8	489.6	203.2	42
Other liabilities	424.9	374.9	50.0	13
Contingent loan repurchase liability	530.0	423.6	106.3	25
Total liabilities	17,056.0	15,492.8	1,563.3	10%

Mezzanine equity	49.9	49.9	—	—

Total stockholders’ equity	629.2	627.9	1.3	—

Total liabilities and equity	$17,735.2	$16,170.6	$1,564.6	10%

Total Liabilities by Segment
Servicing	$14,640.6	$14,041.3	$599.3	4%
Originations	2,134.0	1,172.6	961.3	82
Corporate	281.5	278.8	2.7	1
	$17,056.0	$15,492.8	$1,563.3	10%

Book value per share	$74.81	$73.69	$1.13	2%
Total assets increased $1,565 million, or 10%, between December 31, 2025 and March 31, 2026 primarily due to the growth in Loans held for sale and MSRs, partly offset by the decline in Reverse loans held for sale, pooled into HMBS. Our portfolio of Loans held for sale increased $1,258 million mostly driven by the growth of our Originations pipeline, and our MSR portfolio increased $201 million mostly due to $298 million MSR additions and partly offset by $72 million runoff. The $211 million decline in reverse loans was driven by the runoff of the portfolio exceeding fair value gains and originations since the acquisition of the $2.9 billion portfolio of reverse mortgage loans from Waterfall in November 2024 that is relatively more aged (faster runoff). In addition, servicing advances declined $52 million largely driven by seasonal reduction of taxes and insurance (T&I) balances and lower delinquencies. Receivables, net increased $175 million due to a temporary increase in government-insured loan claims (reverse mortgages) to facilitate a change in our financing strategy, and Contingent loan repurchase asset increased $106 million due to higher Ginnie Mae delinquencies driven by changes to the FHA modifications program and by the government shutdown in 2025.
Total liabilities increased by $1,563 million compared to December 31, 2025, largely due to the factors described above. Mortgage warehouse facilities increased $968 million due to the higher Originations pipeline loans held for sale balance at March 31, 2026. Reverse mortgage securitization notes, net increased $422 million due to the issuance of additional OLIT Notes in 2026 to finance the acquisition of reverse mortgage loan buyouts. Senior notes, net increased $203 million due to our issuance of an additional $200 million aggregate principal amount of 9.875% Senior Notes due 2029 at 103.25% on January 30, 2026. Contingent loan repurchase liability increased $106 million as discussed above, and MSR financing facilities increased $86 million with the increase in our MSR portfolio. Partly offsetting these increases, HMBS-related borrowings decreased by $174 million with repayments exceeding fair value losses and new securitizations after the $2.9 billion acquisition of reverse mortgage assets and assumption of HMBS-related borrowings in November 2024, and Advance match funded liabilities decreased $51 million consistent with the decline in servicing advances, as discussed above.
Total stockholders’ equity increased $1.3 million during the three months ended March 31, 2026 mostly due to $7.6 million net income for the period and $0.8 million compensation related to equity-classified awards, largely offset by $6.1 million repurchases of our common stock and $1.0 million dividends on preferred stock.
Cash Flows
Our cash flows are summarized as follows:

$ in millions	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(1,590)	$(148)
Net cash provided by investing activities	390	420
Net cash provided by (used in) financing activities	1,243	(300)
Net increase (decrease) in cash, cash equivalents and restricted cash	$43	$(29)
Cash, cash equivalents and restricted cash at end of period	$307	$237
Our operating cash flows may be summarized as follows:

	Three Months Ended March 31,
	2026	2025
Origination/acquisition and sale of loans held for sale, net (1)	(1,561)	(159)
Decrease in advances, net	78	54
Interest paid	(55)	(46)
Income tax paid	—	(1)
Other net operating cash inflows (outflows)	(51)	3
Net cash used in operating activities	$(1,590)	$(148)
(1)     Loan acquisitions are generally servicing released, meaning cash outflows include the servicing rights component of the acquired loans. Most of our loan sales, however, are servicing retained, meaning the cash proceeds we receive exclude the value of the servicing rights we retain. As a result, originated MSRs (OMSRs) generated operating cash outflows of $105 million and $61 million in the three months ended March 31, 2026 and 2025, respectively. We generally finance these new OMSRs along with purchased MSRs (those reflected as investing cashflows) with MSR financing facilities at advance rates up to 70%.
Cash flows for the three months ended March 31, 2026
Our operating activities used $1,590 million of cash during the period, with $1,561 million net cash paid on loans held for sale and $51 million other net operating cash outflows, partly offset by $78 million net collections of servicing advances. The $1,561 million net cash paid on loans held for sale is attributed to the growth of the pipeline with loan production volume exceeding sales, $173 million net HECM reverse mortgages originations during the three months ended March 31, 2026 (previously reported within investing activities section), $105 million originated MSRs, and the acquisition of $290 million reverse buyouts (securitized with our OLIT program). The period over period increase is mostly driven by higher originated MSRs and loan production volume, as well as the acquisition of reverse buyouts during the three months ended March 31, 2026. The $78 million net collections of servicing advances was mostly driven by seasonality and lower delinquencies.

Interest paid ($55 million, excluding interest collections) increased $9 million period over period, primarily due to higher interest on our mortgage warehouse facilities and MSR financing facilities in 2026 due to volume growth, offset in part by lower average short-term market interest rates.
Our other net operating activities used $51 million of cash flows, that included collections of servicing fees, ancillary income and other revenue, payment of employees and vendors, and other cash receipts and disbursements. The $51 million of negative other net operating cash flows, compared to a positive $3 million during three months ended March 31, 2025 is primarily driven by a temporary increase in government-insured loan claims (reverse mortgages), partially offset by other cash receipts and disbursements.
Our investing activities provided $390 million of cash during the period. Net cash inflows primarily include $560 million cash received in connection with our HECM reverse mortgages, These collections are mostly attributed to the runoff of the reverse portfolio. $173 million of HECM reverse mortgage originations are reported within operating activities (see discussion above). Loans are repurchased from HMBS pools once they reach 98% of maximum claim amount and collections are generally received from assignment to HUD or liquidation. Our investing activities also reflect a $167 million net cash outflow related to MSR investments, through bulk acquisitions or purchases in Co-issue and Agency programs. Our net MSR investments during three months ended March 31, 2026 increased $73 million when compared with the three months ended March 31, 2025 due to our growth strategy. As discussed above, these MSR investments need to be combined with the $105 million MSR originations presented within operating cash flows (vs. $61 million during three months ended March 31, 2025) when assessing financing needs discussed below.
Our financing activities provided $1,243 million of cash during the period. Net cash inflows primarily include $968 million net from borrowings under our mortgage warehouse facilities to finance our Originations pipeline, $418 million net from the issuance of OLIT securitization for reverse mortgage buyouts, $207 million from issuance of 9.875% Senior Notes due 2029 in January 2026, and $86 million net proceeds from our MSR financing facilities, reflecting the growth of our different portfolios. Offsetting cash outflows primarily included $342 million net cash repaid in connection with our reverse HMBS related borrowings, with $556 million of repayments of HMBS-related borrowings partly offset by $214 million securitization of new reverse loan originations and tail advancing. The net financing cash outflows indicates a runoff of the HECM reverse mortgages portfolio that largely exceeded originations in three months ended March 31, 2026, partly attributed to the runoff of the relatively aged portfolio acquired from Waterfall in November 2024. Other cash outflows include $51 million of net repayments on advance match funded liabilities due to the decline in servicing advances.

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
Our financing activities used $300 million of cash. Cash outflows primarily include $468 million net cash repaid in connection with our reverse HMBS related borrowings, with $777 million of repayments of borrowings (see above discussion of collection drivers), partly offset by $309 million received in connection with our reverse mortgage securitizations of our new production, and which are accounted for as secured financings. Other cash outflows include $40 million of net repayments on advance match funded liabilities due to the seasonal decline in servicing advances and $35 million of repayment on reverse mortgage securitization notes due to runoff of reverse buyouts. Offsetting financing cash inflows are primarily comprised of $178 million net drawdown on MSR financing facilities due to the increase in the MSR portfolio and $79 million net from borrowings under our mortgage warehouse facilities due to the increase in loans held for sale.

Key Trends and Outlook
Historical trends
The following table displays historical trends of our financial performance by quarter. Past performance is not necessarily indicative of future results.

	Q2’24	Q3’24	Q4’24	Q1’25	Q2’25	Q3’25	Q4’25	Q1’26

Servicing and subservicing fees	210.8	211.1	206.0	203.3	211.3	217.5	225.1	222.4

Gain on reverse loans and HMBS-related borrowings, net (1)	8.5	18.0	0.6	23.8	11.9	13.0	10.0	18.7

Gain on loans HFS, net - Originations	16.7	16.4	15.5	15.6	15.4	30.7	35.5	36.9
Gain on loans HFS, net - Servicing	(0.2)	9.4	(9.6)	(3.8)	(5.0)	3.4	1.2	(2.7)
Gain on loans held for sale (HFS), net	16.5	25.8	5.9	11.8	10.4	34.1	36.7	34.1

Other revenue, net	10.6	10.8	12.3	10.9	13.0	15.7	18.2	19.1

Total revenue - Originations	29.2	29.6	30.5	28.6	29.5	47.1	51.9	53.9
Total revenue - Servicing	217.2	236.1	194.3	221.2	217.1	233.2	238.2	240.3
Total revenue	246.4	265.7	224.8	249.8	246.6	280.3	290.0	294.3

MSR realization of cash flows	(38.0)	(40.2)	(38.5)	(41.1)	(43.4)	(48.8)	(49.9)	(53.4)
MSR other fair value changes net of hedging (1)	5.4	8.7	18.1	2.2	16.2	3.8	(8.8)	(15.6)
MSR valuation adjustments, net	(32.7)	(31.5)	(20.4)	(38.9)	(27.3)	(45.0)	(58.7)	(69.0)

Operating expenses	104.0	112.4	115.6	119.9	109.5	125.8	136.5	132.2

Net interest expense	(50.5)	(49.7)	(45.4)	(40.8)	(43.5)	(45.3)	(43.5)	(41.7)
Pledged MSR liability expense (2)	(46.1)	(42.3)	(42.1)	(41.9)	(43.0)	(41.7)	(42.9)	(42.6)
Other	0.4	(2.1)	(34.9)	0.9	(0.4)	0.5	(0.7)	(0.9)
Other income (expense)	(96.2)	(94.1)	(122.4)	(81.9)	(87.0)	(86.5)	(87.1)	(85.2)

Income before income taxes	13.5	27.6	(33.7)	9.1	22.8	23.1	7.7	7.9

(1)Fair value changes of the reverse mortgage exposure (securitized reverse loans and HMBS-related borrowings, net) due to interest rates were economically hedged along with the MSR fair value changes due to interest rates per our Risk Management policy, while reported in two separate line items above for GAAP presentation purposes. Effective October 2025, reverse mortgage exposure is now hedged with dedicated third-party derivatives, whose fair value changes are presented within Gain on reverse loans and HMBS-related borrowings, net in our consolidated statements of operations.
(2)Servicing fee collection associated with MSR failed sales (transactions that do not meet sale accounting criteria) is presented gross, within Servicing fees and the associated remittance is presented within Pledged MSR liability expense (net of contractual subservicing fee retained).
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
Seasonality
Mortgage origination and servicing can be seasonal with typically higher home purchase activity in the spring and summer driving higher Originations volumes and Gain on loans held for sale and higher MSR runoff expense in the second and third quarters. Servicing revenue, specifically float income, is also impacted by the seasonality of escrow balances typically lower in the first quarter and increasing throughout the year. Similarly, interest expense on advance match-funded liabilities is impacted by the seasonality of tax and insurance advances. Advances increase around major tax payment cycles and at the time of insurance payments when disbursements exceed borrower escrow collections and subsequently decline as collections replenish escrow accounts. The seasonal trends may be offset or impacted by changes in our volumes and changes in interest rates, as reflected in the above table.
Financial performance drivers
The following table summarizes certain key drivers of our revenue in the quarter compared with the prior quarter, as disclosed in the segment discussions of this Management Discussion and Analysis. The table also provides certain considerations for, and may be read in conjunction with, the outlook discussed below.

Revenue	Statement of Operations		Average fee/margin/rate (7)		Volume Drivers
	Q1’26	Q4’25	Q1’26	Q4’25	Q1’26	Q4’25	Ref.

Servicing fee on Owned MSR (incl. ESS)	$117.1	$111.2	0.29%	0.29%	159.6	151.2	(1)
Servicing fee on transferred MSR	31.9	32.1	0.33%	0.33%	38.2	38.7	(1)
Servicing fee	148.9	143.3	0.30%	0.30%	197.8	189.9	(1)
Subservicing fee	26.0	26.2	$178	$183	583.7	573.3	(2)
Float earnings	30.1	38.2	3.47%	3.97%	3.5	3.9	(3)
Other ancillary income	17.4	17.5	0.02%	0.02%	322.8	311.4	(4)
Servicing and subservicing fees	222.4	225.1	0.28%	0.29%	322.8	311.4	(4)

Gain on reverse loans and HMBS-related borrowings, net - Originations	4.5	5.0	5.44%	3.37%	0.08	0.15	(5)
Net interest income (servicing fee)	7.2	7.5	0.26%	0.27%	11.2	11.1	(1)
Sub-total	11.7	12.5
Other change in fair value of securitized loans and HMBS-related borrowings, net	7.0	(2.4)					(8)
Gain on reverse loans and HMBS-related borrowings, net	18.7	10.0	0.67%	0.36%	11.2	11.1	(1)

Gain on loans HFS, net - Orig., Consumer Direct	27.7	18.8	2.33%	2.45%	1.19	0.77	(5)
Gain on loans HFS, net - Orig., Correspondent	9.1	16.7	0.16%	0.25%	5.82	6.65	(5)
Gain on loans HFS, net - Originations	36.9	35.5	0.53%	0.48%	7.01	7.42	(5)
Gain on loans HFS, net - Servicing	(2.7)	1.2	(1.06)%	0.65%	1,033.6	764.3	(6)
Gain on loans held for sale (HFS), net	34.1	36.7

Other revenue, net - Originations	12.6	11.4	0.18%	0.15%	7.01	7.42	(5)
Other revenue, net - Servicing	6.5	6.7	0.01%	0.01%	334.0	322.5	(1)
Other revenue, net	19.1	18.2

Total revenue - Originations	53.9	51.9	0.77%	0.70%	7.01	7.42	(5)
Total revenue - Servicing	240.3	238.2	0.29%	0.30%	334.0	322.5	(1)
Total revenue	$294.3	$290.0	0.35%	0.36%	334.0	322.5	(1)
(1)Average UPB (in billions)
(2)Average loan count (in 000’s)
(3)Average float balance (in billions) (information not disclosed in Servicing segment)
(4)Average forward servicing plus total forward and reverse subservicing UPB (in billions)
(5)Newly funded Originations UPB (in billions)
(6)Fair value loans held for sale (in millions)
(7)Implied/calculated as percentage of revenue to volume driver, annualized
(8)Includes HECM hedging derivative gains of $2.4 million and $1.6 million, respectively.

Outlook
The following discussion provides additional information regarding certain key drivers of our financial performance and includes certain forward-looking statements that are based on the current beliefs and expectations of Onity’s management and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements beginning on page 2 of this Form 10-Q and Part I, Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2025, for discussion of certain of those risks and uncertainties and other factors that could cause Onity’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with the outlook information set forth below, and Onity does not undertake to update any forward-looking statements. Refer to the Segment results of operations section for further detail, the description of our business environment, initiatives and risks.

Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to grow our servicing and subservicing portfolio through our multi-channel Originations platform, MSR bulk acquisitions, and subservicing additions. We expect ancillary float income to trend with short-term interest rates also considering changes in average float balances due to seasonality and portfolio growth. We expect a reduction of our fee revenue in 2026 as compared to 2025 because of the termination of our subservicing agreements with Rithm that accounted for approximately 9% of the UPB and 17% of the loan count of our total servicing and subservicing portfolio, and approximately 47% of all delinquent loans that Onity services as of March 31, 2026.
Gain on sale of loans held for sale - Our gain on sale is driven by both Originations volume and margin, and is channel-sensitive. The updated industry forecasts (average of MBA, April 2026 and Fannie Mae, April 2026) suggest an estimated 13% increase in loan origination in 2026 as compared to 2025 (including a 4% growth of purchase volume), with the 30-year fixed rate mortgage expected to end 2026 mostly flat at 6.2%. However, macroeconomic conditions and their impact on the housing and capital markets remain highly uncertain. We anticipate growth in our Consumer Direct channel driven by our increased recapture capabilities that may be curtailed if interest rates remain at the current levels or increase. We expect to modestly and selectively grow our Correspondent volume as part of our MSR replenishment and growth strategy considering available liquidity. We also expect continued competitive pressure on margins across all channels and volatility of gain on sale associated with GSE pricing dependency and volatile interest rates. We expect some further volatility of gain (loss) on sale on loans held for sale related to reverse mortgage buyouts (mostly inactive loans) due to the increased size of the portfolio.
Gain on reverse loans and HMBS-related borrowings, net - In November 2025, we entered into a series of agreements with FAR, including the sale of our reverse mortgage servicing portfolio, at book value, with subservicing retained, and the discontinuance of our reverse origination activities. On April 30, 2026, OMC and FAR entered into an amendment of the November 2025 sale agreements whereby OMC has agreed to sell reverse MSRs comprised of approximately 20,000 Ginnie Mae HECM loans with UPB of $5.1 billion UPB. The closing of the transaction is contingent on Ginnie Mae’s approval and is expected to occur in the third quarter of 2026 (refer to Note 5 - Reverse Mortgages and Note 23 – Subsequent Events). Through closing, we expect reverse mortgage origination gain with lower volumes and generally consistent margins compared to 2025. Through closing, we expect the fair value of the net reverse servicing asset to continue to follow market conditions, with fair value gains or losses generally associated with declining or increasing interest rates and spreads. Upon closing, we would not record any further gain on the sold reverse loans and HMBS related borrowings, net, and we would begin to recognize subservicing fee revenue.
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
Operating expenses - Compensation and benefits are a significant component of our cost-to-service and cost-to-originate and is directly correlated to headcount levels. Headcount in Servicing is primarily driven by the number of loans or UPB being serviced and subserviced, and by the relative mix of performing, delinquent and defaulted loans. As servicing volume is expected to modestly increase with relatively more performing loans (see above), we expect a reduced workforce with productivity gains. We further expect a reduction of our headcount and operating expenses as a result of the termination of our subservicing agreements with Rithm that accounted for approximately 17% of our total loan count and approximately 47% of total delinquent loans as of March 31, 2026. We expect our Originations headcount and operating expenses to align with the expected growth in volume. Our operating expenses are expected to correlate with volumes, with some productivity and efficiencies expected through our technology and continuous improvement initiatives. Incentive compensation is also correlated to our share price and other performance metrics.
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

SEGMENT RESULTS OF OPERATIONS
Our activities are organized into three reportable segments that reflect our primary lines of business - Servicing and Originations - as well as a Corporate segment.

SERVICING
This segment is primarily comprised of our mortgage servicing and subservicing business. We earn servicing and subservicing fees, including ancillary income, and incur cost to service the loans which varies depending on delinquency status. We are exposed to MSR valuation adjustments and advancing obligations when we own the MSR. Our servicing portfolio includes conventional, government-insured and non-Agency mortgage loans, small-balance commercial and multi-family loans, and reverse mortgage loans reported on our balance sheet. As of March 31, 2026, we serviced 1.4 million mortgage loans with an aggregate UPB of $338.4 billion.
In addition, the Servicing segment includes our wholly-owned captive reinsurance business (referred to as CRL), which provides re-insurance related to direct physical loss coverage on foreclosed real estate properties owned or serviced by us. CRL generally assumes a 90% quota share of insurance coverage written by a third-party insurer issued to OMC.
Concentration
We strive to diversify our revenue sources by maintaining a balanced portfolio of owned servicing and subservicing, and by extending our subservicing client base. The below graph displays the distribution of our serviced loans by relationship at March 31, 2026 (percentage of total loan count). We also measure and monitor concentration risk of our subservicing clients by their relative profitability contribution.
Rithm is our largest subservicing client. On October 31, 2025, we were notified by Rithm of its intent to not renew its subservicing agreements effective January 31, 2026. The servicing transfers began in 2026 with the transfer of $1.2 billion RMSR UPB and $0.6 billion subservicing UPB on March 1, 2026. Upon transfer, we have downsized and expect to further downsize certain aspects of our servicing business as well as the related corporate support functions.
Servicing and subservicing fees from Rithm amounted to $17.2 million, or 10% of total servicing and subservicing fees (excluding ancillary income) in the three months ended March 31, 2026 ($22.2 million and 14% in the three months ended March 31, 2025) and the related remittances to Rithm presented as Pledged MSR liability expense amounted to $8.2 million and $9.0 million in the respective periods. Rithm accounted for $29.7 billion or 9% and 17% of the total serviced UPB and loan count, respectively, of our servicing and subservicing portfolio as of March 31, 2026, and 47% of all delinquent loans that Onity serviced, for which the cost to service and the associated risks are higher ($34.7 billion, 11%, 21% and 58% as of March 31, 2025, respectively).

MAV is our second largest subservicing client. As of March 31, 2026, OMC subserviced a total $37.9 billion UPB, or 11% of the UPB and 10% of the loan count of our total servicing and subservicing portfolio, on behalf of MAV. OMC recognized servicing and subservicing fees (excluding ancillary income) of $14.0 million and the related remittances to MAV presented as Pledged MSR liability expense of $10.8 million in the three months ended March 31, 2026. MAV is a GSE MSR investment vehicle formed by Onity subsequently sold to Oaktree (85% sold in 2021, the remaining 15% in 2024). Through November 2029, OMC has the right to be the exclusive subservicer of MAV of all MSRs that MAV owned upon MAV sale in 2024, for all future MSRs that MAV acquires from OMC, and for the majority of MAV’s MSR portfolio overall. In addition, the parties agreed to lockout restrictions where MAV is restricted to sell or otherwise transfer MSRs owned by MAV at the MAV sale date in 25% increments through September 30, 2027. MAV may freely sell or transfer any MSRs thereafter.
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
Our servicing activities of reverse loans are generally consistent with forward mortgage loan servicing as described above, with the following additional functions: the funding of borrower advances or draws under their approved borrowing capacity and the repurchase of loans upon reaching a limit:

a.     Borrower draw funding obligation - Under the terms of adjustable rate mortgage (ARM)-based HECM loan agreements, the borrowers have additional borrowing capacity. Borrower draws or tails are funded by the servicer and are securitized. We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws prior to securitization with Ginnie Mae (generally less than 30 days).
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
The fair value of our Ginnie Mae securitized HECM loan portfolio net of HMBS-related Borrowings generally decreases as market interest rates rise and increases as market rates fall. The interest rate exposure is managed as part of our MSR hedging strategy (see Item 3 - Quantitative and Qualitative Disclosures About Market Risk, Reverse loans held for sale pooled into HMBS and HMBS-related Borrowings and the associated interest rate sensitivity disclosure).
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
In November 2025, OMC agreed to sell its entire HECM loan portfolio and HMBS related borrowings to FAR and subservice the sold portfolio and additional loans from FAR. On April 30, 2026, OMC and FAR entered into an amendment of the November 2025 sale agreements whereby OMC has agreed to sell reverse MSRs comprised of approximately 20,000 Ginnie Mae HECM loans with UPB of $5.1 billion. The closing of the transaction is contingent on Ginnie Mae’s approval and is expected to occur in the third quarter of 2026. Refer to Note 5 - Reverse Mortgages and Note 23 – Subsequent Events for additional information.

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

OMC
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
On May 29, 2025, Fitch upgraded OMC’s residential servicer ratings and affirmed its stable outlook for all products. In addition, Fitch affirmed OMC’s residential Master Servicer rating. The rating actions reflect the company’s growth strategy based on diversification between its loan origination and servicing businesses as well as its third-party subservicing efforts, effective enterprise risk management controls and processes, and continuous technology enhancements.
On June 11, 2025, Moody's upgraded the second lien servicer quality (SQ) assessment from SQ3+ to SQ 2- and affirmed the prime, subprime, special servicer, and master SQ assessments for OMC at SQ3+. The upgrade of OMC 's second lien servicing assessment is mainly driven by i) improvement in the company's second lien roll rates, ii) cure rates, and iii) recidivism rates.

Operating Metrics
The following table provides selected operating statistics for our Servicing segment:

Selected Operating Statistics	March 31,	December 31,	% Change	March 31,	% Change
	2026	2025		2025
Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$326.0	$316.2	3%	$293.8	11%
Non-performing loans	12.0	11.6	3	10.4	15
Non-performing real estate	0.5	0.4	5	0.4	13
Total	$338.4	$328.3	3%	$304.6	11%

Non-performing to total %	3.7%	3.7%	—%	3.5%	3%

Conventional loans	$231.1	$224.0	3%	$209.8	10%
Government-insured loans	47.9	43.2	11	39.3	22
Non-Agency loans	59.5	61.1	(3)	55.6	7
Total	$338.4	$328.3	3%	$304.6	11%

Conventional loans to total %	68.3%	68.2%	—%	68.9%	(1)%

Servicing portfolio - Owned MSR (2)	$176.2	$164.8	7%	$150.5	17%
Servicing portfolio - Transferred MSR (3)	37.2	38.6	(4)%	40.3	(8)%
Subservicing portfolio
Subservicing - forward (4)	112.4	112.1	—%	100.5	12%
Subservicing - commercial	6.1	5.9	4%	4.8	28%
Subservicing - reverse	6.4	7.0	(9)	8.6	(26)
Total subservicing	124.9	125.0	—	113.9	10
Total	$338.4	$328.3	3%	$304.6	11%

	Three Months Ended		% Change	Three Months Ended March 31, 2025	% Change
	March 31,	December 31,
	2026	2025
Prepayment speed (CPR)
% Voluntary CPR	8.4%	7.8%	9%	4.5%	88%
% Involuntary CPR	0.3	0.3	8	0.3	4
% Total CPR (6)	11.9%	11.3%	6%	8.1%	48%

Number of completed modifications (in thousands)	2.5	2.6	(5)%	4.6	(46)%

MSR weighted average note rate (5)	4.8%	4.7%	2%	4.4%	11%
n/m: not meaningful
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Includes HECM reverse mortgage loans with a UPB of $9.1 billion that are recognized in our unaudited consolidated balance sheet at March 31, 2026.
(3)Loans serviced pursuant to our sale or transfer agreements with MSR capital partners for which sale accounting is not achieved. Includes $6.9 billion serviced for Rithm at March 31, 2026.
(4)Includes $22.7 billion UPB of subserviced loans on behalf of Rithm at March 31, 2026.
(5)Related to our owned MSR forward servicing portfolio.

(6)Total CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.
The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)		Count (000’s)
	2026	2025	2026	2025
Portfolio at January 1	$328.3	$301.7	1,425.7	1,395.1
Additions (1) (3)	28.5	16.5	87.3	56.7
MSR sales (2)	(1.3)	—	(6.2)	(0.1)
Servicing transfers (1) (2) (3)	(6.4)	(6.9)	(30.0)	(45.7)
Runoff	(10.6)	(6.6)	(31.2)	(24.0)
Portfolio at March 31	338.4	304.6	1,445.7	1,382.0
(1)Includes the volume of UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans may be boarded and deboarded within the same quarter.
(2)Includes MSRs sold in the first quarter of 2026 with a UPB of $1.3 billion for which we started performing subservicing.
(3)Includes MSRs acquired in the first quarter of 2026 with a UPB of $2.5 billion for which we were previously performing the subservicing.
The following table provides a breakdown of our servicer advances, net of allowance for losses:

	March 31, 2026				December 31, 2025
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total
Conventional	$1.2	$52.6	$7.4	$61.2	$1.1	$74.9	$6.2	$82.2
Government-insured	1.9	33.0	23.9	58.8	2.0	38.9	22.5	63.3
Non-Agency	87.7	123.2	100.1	311.0	95.6	165.1	77.3	337.9
Total, net	$90.8	$208.8	$131.4	$431.1	$98.7	$278.8	$106.0	$483.4

The following table provides selected operating statistics related to our owned reverse mortgage loans held for sale pooled into HMBS, previously, held for investment reported within our Servicing segment:

	March 31,	December 31,	% Change	March 31,	% Change
	2026	2025		2025
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Reverse mortgage loans (1)	$9,059.1	$9,280.1	(2)%	$10,297.3	(12)%
Active Buyouts (2)	580.6	209.1	178	199.0	192
Inactive Buyouts (2)	983.7	846.3	16	539.3	82
Total	$10,623.5	$10,335.5	3%	$11,035.7	(4)%

Future draw commitments (UPB) in millions:	2,891.9	2,896.6	—%	3,048.8	(5)%

Fair value in millions:
Reverse mortgage loans (1)	$9,533.2	$9,703.1	(2)%	$10,676.0	(11)%
HMBS related borrowings	9,437.4	9,611.7	(2)	10,587.6	(11)
Net asset value (HECM or reverse MSR)	$95.8	$91.4	5%	$88.3	8%
Net asset value to UPB	1.06%	0.98%		0.86%
(1)Excludes unsecuritized loans reported within the Originations segment. Classified as loans held for sale, at fair value at March 31, 2026 and December 31, 2025, and previously classified as loans held for investment. See Note 5 - Reverse Mortgages.
(2)Buyouts are reported as Loans held for sale, Receivables or REO depending on the loan and foreclosure status.

Financial Performance
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2025	% Change
	March 31,	December 31,
	2026	2025
Revenue
Servicing and subservicing fees	$222.4	$225.1	(1)%	$203.3	9%
Gain on reverse loans and HMBS-related borrowings, net	14.2	5.0	181	16.9	(16)
Gain (loss) on loans held for sale, net	(2.7)	1.2	(320)	(3.8)	(28)
Other revenue, net	6.5	6.7	(4)	4.8	36
Total revenue	240.3	238.1	1%	221.2	9%

MSR valuation adjustments, net	(80.5)	(67.5)	19%	(41.9)	92%

Operating expenses
Compensation and benefits	23.2	24.1	(4)%	23.1	—%
Servicing expense	15.2	13.2	15	11.7	30
Technology and communications	8.3	7.9	5	7.4	11
Professional services	7.3	3.0	141	6.3	16
Occupancy, equipment and mailing	7.2	6.9	4	7.1	2
Corporate overhead allocations	14.7	15.3	(4)	12.4	18
Other expenses	0.2	0.3	(20)	0.5	(57)
Total operating expenses	76.1	70.8	8%	68.6	11%

Other income (expense)
Interest income	18.0	14.2	27%	11.8	52%
Interest expense	(58.5)	(55.9)	5	(47.9)	22
Pledged MSR liability expense	(42.6)	(42.9)	(1)	(41.9)	2
Other, net	(0.6)	(0.1)	375	0.5	(218)
Other income (expense), net	(83.7)	(84.7)	(1)%	(77.5)	8%

Income before income taxes	$—	$15.2	(100)%	$33.1	(100)%

Income before income taxes to UPB (bps)-Annualized	—	2	(100)%	4	(100)%
Average serviced UPB ($ billions)	$334.0	$322.5	4%	$304.5	10%
Average headcount - Servicing	2,681	2,808	(5)	2,946	(9)

Servicing and Subservicing Fees
The following chart displays servicing and subservicing fees by component for the periods presented:
The following table and discussion present the drivers of servicing and subservicing fees.

	Three Months Ended		% Change	Three Months Ended March 31, 2025	% Change
	March 31,	December 31,
	2026	2025
Servicing fees
Average servicing UPB (1)	$197.8	$189.9	4%	$175.4	13%
Average servicing fee (2)	0.30	0.30	—	0.30	2
Servicing fees (3)	$148.9	$143.3	4%	$129.9	15%

Subservicing fees (6)
Average number of subserviced loans (4)	583.7	573.3	2%	583.0	—%
Average monthly fee per loan (5)	$15	$15	(2)	$15	(1)
Subservicing fees (3)	$26.0	$26.2	(1)%	$26.1	—%
(1) In $ billions, (2) In % of UPB, annualized, (3) In $ millions, (4) In thousands, (5) In dollars.
(6) Includes reverse mortgage loan subservicing.
Servicing fees for the three months ended March 31, 2026 increased $5.7 million or 4% compared to the three months ended December 31, 2025, driven by a 4% increase in average servicing UPB. The increase in average servicing UPB is primarily due to robust originations and recapture, and selective bulk MSR acquisitions as part of our replenishment and growth initiative. Subservicing fees remained flat quarter over quarter, with a 2% increase in subservicing volume (loan count) offset by a 2% decrease in subservicing fee per loan.
Compared to the three months ended March 31, 2025, servicing fees for the three months ended March 31, 2026 grew 15% or $19.0 million, driven by a 13% increase in average servicing UPB, primarily due to robust originations and recapture, and selective bulk MSR acquisitions as part of our replenishment and growth initiative, partly offset by the deboarding of $1.2 billion UPB Rithm loans in the first quarter of 2026 as a result of Rithm’s decision to not renew its agreements effective January 31, 2026. Subservicing fees remained flat as compared to the three months ended March 31, 2025, with certain offsetting factors, including the lower pricing of the Rithm agreement effective March 2025, the deboarding of $5.7 billion UPB Rithm loans in the first quarter of 2025 and runoff of our reverse subservicing portfolio, partly offset by an increase in our forward subservicing portfolio due to our successful enterprise sale efforts to grow our residential and commercial subservicing portfolio by 18%, net of portfolio runoff.

The following table presents the composition of our ancillary income:

Ancillary Income	Three Months Ended		% Change	Three Months Ended March 31, 2025	% Change
	March 31,	December 31,
	2026	2025
Custodial accounts (float earnings)	$30.1	$38.2	(21)%	$27.1	11%
Late charges	9.9	9.3	6	9.7	2
Reverse subservicing ancillary fees	2.1	2.3	(9)	3.8	(46)
Other	5.4	6.0	(9)	6.6	(18)
Ancillary income	$47.5	$55.7	(15)%	$47.3	—%

Ancillary income for the three months ended March 31, 2026 declined by $8.2 million, or 15% compared to the three months ended December 31, 2025 primarily due to an $8.1 million decline in float earnings attributable to seasonally lower average float balances and lower average interest rates (as a benchmark, the average 1-month term SOFR declined by 24 basis points).
Compared to the three months ended March 31, 2025, ancillary income for the three months ended March 31, 2026 remained flat, with some offsetting factors. Float earnings increased $3.0 million due to higher average float balances partly offset by lower average interest rates (as a benchmark, the average 1-month term SOFR declined by 65 basis points). The increase in float earnings was offset by a $1.8 million decline in reverse subservicing ancillary fees driven by portfolio runoff, and $1.2 million lower other fees.
Gain (Loss) on Loans Held for Sale, Net

We recognized a $2.7 million loss on loans held for sale, net for the three months ended March 31, 2026, compared to a $1.2 million gain in the three months ended December 31, 2025. The $4.0 million unfavorable variance quarter-over-quarter is mostly driven by reverse mortgage buyouts, with favorable resolution of an indemnification settlement in the fourth quarter of 2025 and higher unfavorable assumptions update in first quarter of 2026, compared to the fourth quarter of 2025.
We recognized a $2.7 million loss on loans held for sale, net for the three months ended March 31, 2026, compared to a $3.8 million loss recognized in the three months ended March 31, 2025. The $1.1 million favorable variance year-over-year is mostly driven by higher redelivery gains in the first quarter of 2026 on Ginnie Mae forward loan repurchases and modifications.
Gain (Loss) on Reverse Loans and HMBS-Related Borrowings, Net
The following table presents the components of the fair value change of reverse loans and HMBS-related borrowings, net.

	Three Months Ended			Three Months Ended March 31, 2025
	March 31,	December 31,	% Change		% Change
	2026	2025
Net interest income (servicing fee)	$7.2	$7.5	(3)%	$8.3	(13)%
Other change in fair value of securitized loans and HMBS-related borrowings, net	4.6	(4.1)	(213)	8.6	(47)
HECM hedging derivative gains (losses)	2.4	1.6	46	—	n/m
Gain on reverse loans and HMBS-related borrowings, net (Servicing)	$14.2	$5.0	181%	$16.9	(16)%
Gain on reverse loans and HMBS-related borrowings, net for the three months ended March 31, 2026 increased $9.1 million, compared to the three months ended December 31, 2025, mostly driven by yield spread tightening in the first quarter of 2026 and unfavorable assumptions update in the fourth quarter of 2025. While not the only benchmark for the reverse mortgage exposure, the 10-year Treasury rate increased 12 basis points during the first quarter of 2026 and was mostly flat (increased 2 basis points) during the fourth quarter of 2025. Net interest income remained mostly flat (-3%), consistent with the average portfolio balance.
Compared to the three months ended March 31, 2025, Gain on reverse loans and HMBS-related borrowings, net for the three months ended March 31, 2026 declined $2.7 million mostly driven by a favorable decrease in market rates during the three months ended March 31, 2025, and runoff. During three months ended March 31, 2025, our HECM MSR was hedged as part of overall interest-rate sensitive MSR portfolio and the related gain/loss was recorded under MSR valuation adjustments, net. The above described year over year decrease was partly offset by changes in spreads (more favorable tightening vs. the prior year period). The 10-year Treasury rate increased 12 basis points during the three months ended March 31, 2026 compared to a decrease of 35 basis points during the three months ended March 31, 2025. As our HECM loan portfolio is predominantly comprised of ARMs, lower interest rates cause the loan balance to accrue and reach the 98% maximum claim amount liquidation at a slower pace, extending the life of the servicing net asset. Effective fourth quarter of 2025, other change in fair value is partially hedged with dedicated third-party derivative instruments, and with our forward MSR hedge strategy through third quarter of 2025. Net interest income declined $1.1 million (or 13%), consistent with the portfolio decline.
Other Revenue, Net
Other revenue, net for the three months ended March 31, 2026 was mostly flat as compared to the three months ended December 31, 2025, consistent with our CRL captive reinsurance premium portfolio.
Compared to the three months ended March 31, 2025, Other revenue, net for the three months ended March 31, 2026 increased $1.7 million mostly driven by the growth of our CRL captive reinsurance premium portfolio with an increase in covered properties.
MSR Valuation Adjustments, Net
Refer to the discussion above within Overview-Results of Operations and Financial Condition-MSR Valuation Adjustments, Net.
The following chart summarizes the impact of our MSR interest rate hedging strategy on Servicing segment results along with the impact of fair value changes due to other input and assumption updates (refer to the MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures about Market Risks for further detail). As displayed below, our net income (total) is impacted by the combined effect of the fair value changes of the MSR portfolio attributable to input and assumption changes (including interest rates), the MSR hedging derivative gains and losses - both reported within MSR valuation adjustments, net on the face of the consolidated statement of operations - and other fair value changes of the HECM loans and HMBS-related borrowings (reverse exposure) used as a hedge for risk management purposes but separately presented on our consolidated statement of operations as Gain on reverse loans and HMBS-related borrowings, net through the third quarter of 2025. While our risk management hedging strategy is targeted towards changes in fair value due to interest rates, the information below portrays all fair value changes due to inputs and assumptions, including interest rates.

☐	MSR fair value changes due to input and assumption changes - including interest rates (reported within the Servicing segment)
☐	MSR hedging derivative fair value changes
☐	Other change in fair value of securitized reverse mortgage loans and HMBS-related borrowings, net (through Q3 of 2025)
With a high targeted hedge coverage ratio, the fair value volatility of the MSR portfolio due to changes in market interest rates, net of hedges (including the reverse exposure through third quarter of 2025) was reduced for the periods presented. The total impact of our MSR hedge strategy resulted in losses of $27.1 million in the first quarter of 2026 and losses of $17.6 million in the fourth quarter of 2025, largely driven by unfavorable MSR valuation input and assumption updates to reflect increased prepayment speeds in the current quarter (caused by significant intra-quarter market rate decline) and higher realization of cash flows mainly due to portfolio growth, and net gain on market interest rate changes vs. a minor loss in the fourth quarter of 2025.

The $34.9 million unfavorable change for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 ($27.1 million losses compared to $7.8 million gains), is mainly driven by unfavorable input and assumption updates in the first quarter of 2026 vs. favorable updates in the first quarter of 2025 primarily due to increased prepayment speeds in the first quarter of 2026 and higher realization of cash flows in the first quarter of 2026 mainly due to portfolio growth, partly offset by favorable market rate impact net of hedging as compared to the first quarter of 2025.
Compensation and Benefits
Compensation and benefits expense for the three months ended March 31, 2026 remained mostly flat (decreased $0.9 million, or 4%), compared to the three months ended December 31, 2025 largely consistent with the 5% decline in headcount. Lower salaries and benefits and incentive compensation were largely offset by a $1.9 million increase in severance primarily in connection with Rithm’s decision to not renew its subservicing agreements effective January 31, 2026.
Compared to the three months ended March 31, 2025, Compensation and benefits expense for the three months ended March 31, 2026 remained flat (increased $0.1 million), mostly driven by the impact of a 9% headcount reduction. A $1.7 million increase in severance primarily as a result of the termination of our subservicing agreements with Rithm (as disclosed above) was offset by decreases in salaries and benefits and incentive compensation. The decrease in average headcount, including a 7% decrease in the U.S., is largely attributed to the runoff of our reverse subservicing portfolio, lower delinquencies, and further efficiency gains within forward servicing.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans (provision for account receivables), provision expense for advances and servicing representation and warranties, other provision expense (including related to CRL), and certain loan-volume related expenses.
Servicing expense increased $1.9 million in the three months ended March 31, 2026 compared to the three months ended December 31, 2025, largely driven by $1.2 million higher provision expense on receivables related to MSR sales, and higher satisfaction and interest on payoff expense due to higher payoff volume.
Compared to the three months ended March 31, 2025, Servicing expense for the three months ended March 31, 2026 increased $3.5 million or 30%, primarily due to a $3.3 million increase in satisfaction and interest on payoff expense due to higher payoff volume, and the higher provision expense on receivables related to MSR sales discussed above.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefit expense and Servicing expense) for the three months ended March 31, 2026 increased $4.3 million as compared to the three months ended December 31, 2025, mostly due to a $4.3 million increase in Professional services expense, with other offsetting factors. The increase in Professional services includes a $2.1 million increase in legal expenses mostly driven by higher recoveries of prior years’ legal expenses in the fourth quarter of 2025, and a $2.1 million increase in other professional services is primarily due to an increase in call center volume related to seasonal requirements and the expected Rithm servicing transfer.
Compared to the three months ended March 31, 2025, Other operating expenses for the three months ended March 31, 2026 increased $3.9 million mostly due to a $2.3 million increase in Corporate overhead allocations and a $1.0 million increase in Professional services expense. The increase in Corporate overhead allocations is primarily driven by higher Corporate services to support our growth initiatives. The increase in Professional services expense is driven by a $2.4 million increase in other professional services expense primarily due to an increase in call center volume, driven by the expected Rithm servicing transfer, partly offset by a $1.4 million decrease in legal expenses primarily due to higher recoveries of prior years’ legal expenses in the first quarter of 2026.

Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.

	Three Months Ended		% Change	Three Months Ended March 31, 2025	% Change
	March 31,	December 31,
	2026	2025
Interest Expense
MSR financing facilities	$20.9	$22.7	(8)%	$18.6	12%
Advance match funded liabilities	6.2	6.9	(10)%	7.9	(21)%
Reverse mortgage securitization notes	16.9	14.0	20	10.1	67
Mortgage warehouse facilities	2.5	2.9	(14)	3.4	(27)
Corporate debt interest expense allocation	10.3	7.2	43	6.3	64
Escrow	1.7	2.2	(23)	1.7	2
Total interest expense	$58.5	$55.9	5%	$47.9	22%

Average balances
MSR financing facilities	$1,230.2	$1,232.4	—%	$1,024.2	20%
Advance match funded liabilities	286.4	303.7	(6)	362.4	(21)
Reverse mortgage securitization notes	875.2	675.3	30	469.1	87
Mortgage warehouse facilities	140.4	167.4	(16)	188.2	(25)
Total asset-backed financing	$2,532.1	$2,378.8	6%	$2,043.9	24%

Effective average interest rate
MSR financing facilities	6.79%	7.35%	(8)%	7.25%	(6)%
Advance match funded liabilities	8.70	9.09	(4)	8.67	—
Reverse mortgage securitization notes	7.70	8.30	(7)	8.63	(11)
Mortgage warehouse facilities	7.01	6.82	3	7.17	(2)

Average 1 month Term SOFR	3.67%	3.91%	(6)%	4.32%	(15)%
Interest expense for the three months ended March 31, 2026 increased $2.6 million, or 5% compared to the three months ended December 31, 2025 driven by the growth of our assets, partly offset by lower financing cost due to lower average short-term market interest rates. Interest expense on corporate debt increased $3.1 million as additional corporate debt was allocated to the Servicing segment in the first quarter of 2026 to support the growth of MSRs, this also resulted lower utilization of MSR financing facilities. Interest expense on MSR financing facilities decreased $1.8 million due to factors discussed above. Interest expense on reverse mortgage securitization notes increased $2.9 million mainly due to the acquisition and securitization (OLIT) of reverse mortgage buyouts in the first quarter of 2026 and fourth quarter of 2025, offset in part by runoff of the securitized portfolio and lower interest rate. Partly offsetting these increases, interest expense on advance match funded liabilities decreased $0.7 million due to a decline in average debt balances on seasonally lower servicing advances.
Compared to the three months ended March 31, 2025, interest expense for the three months ended March 31, 2026 increased $10.6 million, or 22%, driven by the growth of our assets, partly offset by lower financing cost due to lower interest rates. Interest expense on reverse mortgage securitization notes increased $6.7 million mainly due to the acquisition and securitization (OLIT) of reverse mortgage buyouts in 2025 and the first quarter of 2026, offset in part by runoff of the securitized portfolio and lower financing costs. Interest expense on corporate debt increased $4.1 million, driven by additional corporate debt allocated to the Servicing segment during the first quarter of 2026 to support the growth of MSRs. In addition, interest expense on MSR facilities increased $2.3 million due to an increase in the average debt balance, partly offset by lower average short-term market interest rates. These increases were partially offset by a $1.6 million decrease in interest on advance match funded liabilities, mostly driven by the decline in average debt balances for servicing advances due to lower delinquencies and increased loan resolutions in our non-Agency MSR portfolio.
Interest income for the three months ended March 31, 2026 increased $3.8 million compared to the three months ended December 31, 2025. Compared to the three months ended March 31, 2025, interest income increased $6.2 million for the three months ended March 31, 2026. The increases are primarily due to the reverse mortgage buyouts acquired in 2025 and the first quarter of 2026.

Pledged MSR liability expense includes the servicing fee remittance related to the MSR sales or transfers that do not meet sale accounting criteria and are presented on a gross basis in our consolidated financial statements, including the servicing spread remittance associated with our ESS financing liability at fair value. See Note 8 — MSR Related Financing Liabilities, at Fair Value to the Unaudited Consolidated Financial Statements. The following table provides the components of Pledged MSR liability expense:

	Three Months Ended		% Change	Three Months Ended March 31, 2025	% Change
	March 31,	December 31,
	2026	2025
Net servicing fee remittance for MSR transfers that do not meet sale accounting (1)	29.8	29.7	—%	28.8	3%
ESS servicing spread remittance	12.9	13.2	(3)	13.1	(2)
Pledged MSR liability expense	$42.6	$42.9	(1)%	$41.9	2%
(1)See Note 8 — MSR Related Financing Liabilities, at Fair Value to the Unaudited Consolidated Financial Statements. The servicing fee and ancillary income collections on such transferred MSRs are recognized within Servicing and subservicing fees.
Pledged MSR liability expense for the three months ended March 31, 2026 remained mostly stable (decreased 1%) as compared to the three months ended December 31, 2025 consistent with the volume serviced.
Compared to the three months ended March 31, 2025, Pledged MSR liability expense for the three months ended March 31, 2026 increased $0.7 million mostly driven by the increase in the portfolio of MSRs sold to MSR capital partners and lower subservicing fee pricing on the Rithm agreement effective March 2025 (effectively increasing remittances), partly offset by a decline in the Rithm and MAV portfolios.

ORIGINATIONS
We originate and purchase loans and MSRs through multiple channels. Loans generally conform to the underwriting standards of Fannie Mae or Freddie Mac (GSEs) or are government-insured (FHA, VA or USDA). We generally sell the loans in the secondary mortgage market through GSE and Ginnie Mae mortgage securitizations on a servicing retained basis.
The Originations business generates a gain on sale of loans, which represents the difference between the origination or purchase value and the sale or securitization value of the loans, along with fee revenue. In 2025, we launched new products including second lien and Non-Qualified Mortgage (Non-QM) loans that we generally sell on a servicing released basis.
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
While not all loans serviced are eligible for recapture, the note rate composition of our Agency MSR portfolio (UPB in $ billions) was as follows. The chart indicates a $52 billion portfolio of loans with an interest rate higher than 6% as of March 31, 2026 (with the 30-year fixed rate mortgage rate at 6.38%) presenting higher prepayment risk and recapture opportunity.

2- Correspondent Lending
Our Correspondent lending channel drives the replenishment and growth of our MSR portfolio. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or “best-efforts” contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. In 2025, we expanded the range of products to our correspondent sellers with the launch of non-QM loans that we currently sell servicing released. We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved correspondent lenders. As of March 31, 2026, we have relationships with 744 approved correspondent sellers.
3- Reverse Originations
We originate and purchase reverse mortgage loans through our retail, wholesale and correspondent lending channels, under the guidelines of the HECM reverse mortgage insurance program of the FHA. Loans originated under this program are generally insured by the FHA, which provides protection against risk of borrower default. As the securitizations of reverse mortgage loans do not achieve sale accounting treatment and the loans remain reported as Reverse loans held for sale pooled into HMBS, at fair value (previously Loans held for investment, at fair value) together with the securitization HMBS-related borrowings, revenue mostly includes the fair value changes of the loan from lock date to securitization date that are reported in Gain on reverse loans and HMBS-related borrowings, net.
In November 2025, OMC agreed to sell its HECM loan portfolio and HMBS related borrowings to FAR and subservice the sold portfolio. FAR agreed to acquire OMC’s originations pipeline of reverse mortgage loans and assume some of OMC’s U.S. based reverse originations employees. OMC agreed to discontinue its reverse originations business upon closing. On April 30, 2026, OMC and FAR entered into an amendment of the November 2025 sale agreements whereby OMC has agreed to sell reverse MSRs comprised of approximately 20,000 Ginnie Mae HECM loans with UPB of $5.1 billion. Under the amended agreements, OMC will discontinue its reverse originations business upon closing with the exception of activities relating to the recapture of existing HECM borrowers for any HECM MSRs not transferred to FAR. FAR expects to assume certain of OMC’s US-based reverse originations employees in May 2026 and additional employees in July 2026. The closing of the transaction is contingent on Ginnie Mae’s approval and is expected to occur in the third quarter of 2026. Refer to Note 5 - Reverse Mortgages and Note 23 – Subsequent Events for additional information.
4- Co-Issue Programs
We purchase MSRs through flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans servicing released to the respective agency and sell the MSR to the winning bidder. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. As of March 31, 2026, we have relationships with 562 approved sellers through the Agency Cash Window co-issue programs. We initially recognize our MSR originations and purchases with the associated economics in our Originations segment and transfer the MSR to our Servicing segment once the MSR is initially recognized on our balance sheet with all subsequent performance associated with the MSR, including funding cost, runoff and other fair value changes reflected in our Servicing segment.
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

Operating Metrics
The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Three Months Ended March 31, 2025	% Change
	March 31,	December 31,
	2026	2025
Funded Loan UPB by Channel (in billions)
Forward loans
Correspondent	$5.82	$6.65	(13)%	$3.80	53%
Consumer Direct	1.19	0.77	55	0.30	300
	$7.01	$7.42	(6)%	$4.09	71%

GSE	$4.54	$4.87	(7)%	$3.51	29%
Ginnie Mae	2.31	2.48	(7)	0.58	300
Other	0.15	0.07	119	0.01	n/m
	$7.01	$7.42	(6)%	$4.09	71%

% Purchase production	54	62	(12)	76	(29)
% Refinance production	46	38	20	24	91

Weighted average note rate (%)	6.0%	6.0%	(1)%	6.6%	(9)%

Reverse loans (1)
Correspondent	$0.04	$0.08	(48)%	$0.10	(61)%
Wholesale	0.03	0.04	(33)	0.05	(41)
Retail	0.01	0.03	(52)	0.02	(42)
	$0.08	$0.15	(44)%	$0.18	(53)%

UPB of MSR Purchases by Channel (in billions)
Agency Cash Window / Flow MSR	$7.17	$6.78	6%	$2.77	159%
Bulk purchases	5.32	2.16	147	4.85	10
Bulk reverse purchases	0.38	0.24	58	—	n/m
	$12.87	$9.18	40	$7.62	69

Total	$19.96	$16.74	19%	$11.89	68%

Short-term loan commitment (2) (at period end; in millions)
Consumer Direct	$780.4	$575.1	36%	$203.2	284%
Correspondent	1,927.3	1,886.8	2%	1,389.8	39%
Total Forward loans	$2,707.8	$2,461.9	10%	$1,593.0	70%
Reverse loans	14.2	18.6	(24)%	38.3	(63)%

Consumer Direct pull-through adjusted (PTA) lock volume (3) (in billions)	$1.35	$0.84	61%	$0.33	306%
Consumer Direct gain on sale margin on PTA lock volume (4)	2.05%	2.24%	(8)%	2.97%	(31)%
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

Financial Performance
The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2025	% Change
	March 31,	December 31,
	2026	2025
Revenue
Gain on loans held for sale, net	$36.9	$35.5	4%	$15.6	137%
Gain on reverse loans and HMBS-related borrowings, net	4.5	5.0	(10)	6.9	(35)
Other revenue, net	12.6	11.4	10	6.2	104
Total revenue	53.9	51.9	4%	28.6	88%

MSR valuation adjustments, net	11.5	8.8	31%	3.0	285%

Operating expenses
Compensation and benefits	20.8	18.4	13%	12.4	68%
Origination expense	3.3	4.1	(19)	1.1	195
Technology and communications	2.8	2.7	3	2.1	36
Professional services	0.6	0.7	(16)	0.5	12
Occupancy, equipment, and mailing	0.8	0.8	1	0.7	12
Corporate overhead allocations	5.2	5.0	4	3.9	34
Other expenses	1.5	1.6	(7)	1.5	—
Total operating expenses	35.0	33.3	5%	22.2	58%

Other income (expense)
Interest income	21.8	24.3	(10)%	13.3	64%
Interest expense	(18.6)	(21.6)	(14)	(12.7)	46
Other, net	(0.4)	(1.1)	(58)	(0.4)	7
Other income (expense), net	2.8	1.6	76%	0.2	n/m

Income before income taxes	$33.2	$28.9	15%	$9.6	247%

Income before income taxes to UPB (bps)	47	39	21	23	103
Funded loan UPB - Forward loans (in $ billions)	$7.0	$7.4	(6)	$4.1	71
Average Headcount - Originations	706	650	9	563	25

Gain on Loans Held for Sale, Net
The following chart displays Gain on loans held for sale by channel for the periods presented:
The following table and discussion present Gain on loans held for sale by channel and the main drivers, specifically the forward loan origination volumes and margins (excluding fees that are presented in Other revenue, net):

	Three Months Ended		% Change	Three Months Ended March 31, 2025	% Change
	March 31,	December 31,
	2026	2025
Origination UPB (1) (in billions)
Correspondent	$5.82	$6.65	(13)%	$3.80	53%
Consumer Direct	1.19	0.77	55	0.30	300
	$7.01	$7.42	(6)%	$4.09	71%

% Gain on Sale Margin (2)
Correspondent	0.16%	0.25%	(37)%	0.15%	5%
Consumer Direct	2.33	2.45	(5)	3.32	(30)
	0.53%	0.48%	10%	0.38%	38%

Gain on Loans Held for Sale
Correspondent	$9.1	$16.7	(45)%	$5.7	60%
Consumer Direct	27.7	18.8	48	9.9	181
	$36.9	$35.5	4%	$15.6	137%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of gain on Loans held for sale to funded UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
Gain on loans held for sale, net for the three months ended March 31, 2026 increased 4% compared to the three months ended December 31, 2025, with an $8.9 million increase in our Consumer Direct channel, largely offset by a $7.5 million decrease in our Correspondent channel. The increase in Consumer Direct gain is primarily driven by a 55% increase in loan funded volume, attributed to our increased recapture operational capability and the favorable interest rate environment in the first quarter of 2026 which drove refinance activity. The decrease in Correspondent gain is primarily due to market volatility stemming from geopolitical events causing mortgage basis widening impacting overall net MSR hedge effectiveness as indicated by the lower margins, offset in part by improved execution. The 6% decrease in our total volume was less than the estimated industry volume trend (down 7% quarter over quarter, based on average of MBA and Fannie Mae data) and our decrease is mostly driven by our business growth strategy focused on the Consumer Direct channel.
Compared to the three months ended March 31, 2025, Gain on loans held for sale, net for the three months ended March 31, 2026 increased $21.3 million, mostly attributable to a $17.8 million increase in our Consumer Direct channel. The gain in Consumer Direct is primarily due to a 300% increase in loan funded volume, largely driven by our increased recapture capabilities and favorable interest rate environment in the first quarter of 2026 which continued to drive refinance activity, and offset in part by lower margins due to the competitive pricing environment. The $3.4 million increase in Correspondent gain is driven by a 53% increase in loan production volume with mostly flat margins. The 71% increase in our total volume is mostly attributed to our MSR replenishment and growth strategy and largely exceeded the estimated industry volume trend (44% increase, based on average of MBA and Fannie Mae data).
Gain on Reverse Loans and HMBS-Related Borrowings, Net
The following table provides information regarding Gain on reverse loans and HMBS-related borrowings, net, of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans, at fair value, together with volume and margin (including loan fees):

	Three Months Ended		% Change	Three Months Ended March 31, 2025	% Change
	March 31,	December 31,
	2026	2025
Origination UPB (1) (in billions)	$0.08	$0.15	(44)%	$0.18	(53)%
Origination margin (2)	5.44%	3.37%	61	3.92%	39
Gain on reverse loans and HMBS-related borrowings, net (Originations)	$4.5	$5.0	(10)%	$6.9	(35)%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain to funded UPB; includes loan fees.
Gain on reverse loans and HMBS-related borrowings, net for the three months ended March 31, 2026 remained relatively flat compared to the three months ended December 31, 2025, with lower origination volume mostly offset by higher margins across our channels. Industry-wide HECM securitization volume saw a 9% decrease, and industry-wide HECM endorsements were mostly flat. The elevated interest rate environment continues to adversely impact reverse mortgage borrower activities due to a lack of affordability as elevated rates directly reduce HECM loan proceeds available to borrowers. Higher margin across our channels is predominantly driven by more tightening of yield spreads in the three months ended March 31, 2026, compared to the three months ended December 31, 2025.
Compared to the three months ended March 31, 2025, Gain on reverse loans and HMBS-related borrowings, net for the three months ended March 31, 2026 decreased $2.4 million attributed to lower origination volume, partly offset by a higher aggregate margin. Industry-wide HECM securitization volume declined 15% when comparing the three months ended March 31, 2026 to the three months ended March 31, 2025, and industry-wide HECM endorsements were down 14%. Higher aggregate margin is predominantly driven by more tightening in yield spreads in the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Other Revenue, net
Other revenue, net consists primarily of correspondent and broker fees and includes setup fees earned for loans boarded on our servicing platform. Changes in Other revenue, net for the periods presented are primarily attributed to production volume changes.
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
Operating Expenses
Operating expenses for the three months ended March 31, 2026 increased $1.7 million, or 5% compared to the three months ended December 31, 2025 primarily due to higher Consumer Direct volume driving higher Compensation and benefits expense due to higher average headcount, as well as an increase in commissions.
Compared to the three months ended March 31, 2025, Operating expenses for the three months ended March 31, 2026 increased $12.8 million primarily due to an $8.4 million, or 68% increase in Compensation and benefits driven by $4.4 million of higher commissions on higher production volume, as well as a $3.2 million increase in salaries and benefits expense due to a 25% increase in average headcount. In addition, Origination expense increased $2.2 million primarily due to higher production volume. Other operating expenses also increased $2.2 million primarily driven by higher production volume and a $1.3 million increase in corporate overhead allocations driven by higher support costs to support higher production volume.

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
•Interest expense on corporate debt is allocated to the Servicing segment and the Originations segment based on relative financing requirements. The financing requirements of the Servicing and Originations segments reflects and is consistent with the financing needs of the licensed subsidiaries (OMC and PAS) that carry out these businesses. Interest expense on the unallocated portion of the $700.0 million 9.875% Senior Notes Due 2029 is retained in Corporate.
•Certain expenses incurred by corporate support services, such as technology, legal, risk and compliance, and finance are allocated to the Servicing and Originations segments using various methodologies intended to approximate the utilization of such services.
The following table presents selected results of operations of Corporate:

	Three Months Ended		% Change	Three Months Ended March 31, 2025	% Change
	March 31,	December 31,
	2026	2025

Revenue	$—	$—	n/m	$—	n/m

Operating expenses
Compensation and benefits	25.7	28.4	(10)%	21.9	17%
Servicing and origination	—	—	(62)	0.2	(101)
Technology and communications	6.4	7.2	(10)	5.5	17
Professional services	6.9	14.7	(53)	15.9	(56)
Occupancy, equipment and mailing	0.5	0.5	(2)	0.4	27
Other expenses	1.4	2.0	(31)	1.6	(9)
Total operating expenses before corporate overhead allocations	40.9	52.8	(23)%	45.4	(10)%
Corporate overhead allocations
Servicing segment	(14.7)	(15.3)	(4)%	(12.4)	18%
Originations segment	(5.2)	(5.0)	4	(3.9)	34
Total operating expenses	21.0	32.5	(35)%	29.1	(28)%

Other income (expense), net
Interest income	1.2	1.0	22%	1.1	14%
Interest expense	(5.6)	(5.5)	2	(6.4)	(13)
Other, net	0.1	0.5	(75)	0.8	(84)
Other income (expense), net	(4.3)	(4.0)	7%	(4.5)	(6)%

Loss before income taxes	$(25.2)	$(36.4)	(31)%	$(33.6)	(25)%

Operating Expenses
Operating expenses before corporate overhead allocations declined by $11.9 million, or 23%, for the three months ended March 31, 2026 compared to the three months ended December 31, 2025, primarily driven by a $7.8 million decline in Professional services and a $2.7 million decline in Compensation and benefits. The decline in Professional services is mostly due to a decrease in legal expenses, primarily attributed to our accrual for probable losses in connection with settlement of a legacy litigation matter in the fourth quarter of 2025, and a decrease in other professional fees mostly driven by tax services and certain corporate development initiatives in the fourth quarter of 2025. The decline in Compensation and benefits is mostly due to decreased incentive compensation, primarily driven by a decrease in the fair value of cash-settled share-based awards during the three months ended March 31, 2026 (14% decrease in our stock price vs. a 15% increase in the comparative period).
Operating expenses before corporate overhead allocations declined by $4.5 million, or 10%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, with lower Professional services partly offset by higher Compensation and benefits. Professional services decreased $9.0 million mostly driven by a $9.3 million decrease in legal expenses, primarily attributed to the increase in our accrual for probable losses in the first quarter of 2025 in connection with the settlement of a legacy litigation matter. Compensation and benefits increased $3.8 million mostly due to higher salaries and benefits expense due to an increase in average headcount (mostly in the U.S.).
Corporate overhead allocations to the segments for the three months ended March 31, 2026 increased $3.6 million as compared to the three months ended March 31, 2025 primarily driven by higher support expenses for our growth initiatives and production volume.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with existing and potential lenders and as a result add, terminate, replace or extend our debt agreements to the extent necessary to finance our operations and growth and optimize our financing costs. In addition, we completed the following key transactions during the three months ended March 31, 2026 impacting our liquidity:
•Increased total borrowing capacity under our existing mortgage warehouse facilities by $910.6 million to support increased originations. Also, in April 2026, we temporarily increased the borrowing capacity under one of our existing warehouse facilities from $200.0 million to $400.0 million through July 31, 2026.
•Increased the borrowing capacity under our Ginnie Mae MSR facility from $400.0 million to $450.0 million. Also, in April 2026, the borrowing capacity was further increased from $450.0 million to $500.0 million.
•On January 30, 2026, PHH Corporation issued $200.0 million aggregate principal amount of 9.875% Senior Notes Due 2029. The Senior Notes were offered as an additional issuance of 9.875% Senior Notes Due 2029 and form a single series of debt securities with the $500.0 million aggregate principal amount of such notes that were originally issued on November 6, 2024. We opportunistically executed the debt offering to expand and strengthen our capital structure at attractive terms. We believe the transaction will provide greater financial flexibility to manage our leverage and invest in the growth of our business. The net proceeds from the offering will be used for general corporate purposes, including the repayment of MSR indebtedness and to support originations growth.
•Completed a private placement securitization (OLIT) of HECM loans, and related receivables and REO properties, referred to as reverse mortgage buyouts. In March 2026, certain classes of asset-backed notes with an initial principal amount of $511.9 million were issued at a discount, with a stated interest rate of 3% and a three-year mandatory call date.
•Repurchased and cancelled $6.1 million (154,444 shares) of our common stock under a $10 million share repurchase program authorized by Onity’s Board of Directors in February 2026. Subsequent to March 31, 2026, we completed the repurchase and cancellation of an additional $3.9 million (88,309 shares) of our common stock, completing the repurchase program.
In addition to the above transactions, on April 30, 2026, OMC and FAR entered into an amendment to the parties’ November 2025 agreements for the sale of Onity’s reverse mortgage servicing portfolio and certain reverse originations assets. Under the amendment, OMC has agreed to sell reverse MSRs comprised of approximately 20,000 Ginnie Mae HECM loans with UPB of $5.1 billion as of March 31, 2026. FAR will also acquire OMC’s pipeline of reverse mortgage loans as of the transaction closing date. In addition, FAR expects to assume certain of OMC’s US-based reverse originations employees in May 2026 and additional employees in July 2026. OMC has agreed to discontinue its reverse originations business upon closing with the exception of activities relating to the recapture of existing HECM borrowers for any HECM MSRs not transferred to FAR. Based on the UPB of the HECM loans as of March 31, 2026, the gross proceeds from the transaction are estimated to be approximately $105 to $115 million, in cash reflecting pricing adjustments, including a slight discount to book value, and before transaction costs, repayment of certain warehouse financings, and related adjustments, including as a result of asset and liabilities balances as of the closing date. Following these payments and adjustments, the transaction is expected to result in net proceeds at closing of approximately $70 to $80 million. The transaction is subject to Ginnie Mae approval and customary closing conditions and is expected to close in the third quarter of 2026. Refer to Note 5 - Reverse Mortgages and Note 23 – Subsequent Events for additional information.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows (see Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information):

	March 31, 2026			December 31, 2025
	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)
Advance facilities	$814.4	$508.7	$14.4	$814.4	$458.6	$13.9
Mortgage warehouse facilities	4,095.0	312.5	1,589.5	3,184.3	231.9	1,727.8
MSR financing facilities	1,520.0	92.2	74.1	1,470.0	172.4	30.9
Total	$6,429.4	$913.4	$1,678.0	$5,468.7	$862.9	$1,772.6
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
At March 31, 2026, we had $94.7 million total available borrowing capacity based on the amount of eligible collateral as follows:

	March 31, 2026
	Total	Committed	Uncommitted
Advance facilities	$—	$—	$—
Mortgage warehouse facilities	—	—	—
MSR financing facilities	94.7	49.9	44.8
Total available borrowing capacity based on eligible collateral	$94.7	$49.9	$44.8
At March 31, 2026, our total liquidity of $277.2 million included $182.5 million of unrestricted cash and $94.7 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral as described above. With total liquidity of $205.0 million at December 31, 2025, the increase is mostly attributed to our issuance of an additional $200.0 million aggregate principal amount of 9.875% Senior Notes Due 2029, partly offset by our origination and investments in owned MSRs.
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
We have short-term commitments to lend $2.7 billion in connection with our forward and reverse mortgage loan IRLCs outstanding at March 31, 2026. In addition, we have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $2.9 billion at March 31, 2026. During the three months ended March 31, 2026, we funded $74.0 million of the $2.9 billion borrowing capacity available as of December 31, 2025. We are able to immediately securitize these borrower draws or advances under the Ginnie Mae program. As an HMBS issuer, we are required to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). See Note 21 — Commitments for additional information. We carry these repurchases until reimbursement by HUD and/or property liquidation if inactive. Our reverse subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice. Our financing commitments related to reverse loans will be assigned to FAR upon closing of our amended sale transaction, subject to Ginnie Mae approval and customary closing conditions; see Note 5 - Reverse Mortgages and Note 23 – Subsequent Events for additional information.
Regarding the current maturities of our borrowings, as of March 31, 2026, we have approximately $2.9 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is primarily comprised of $1.7 billion of borrowings under warehouse facilities and $1.1 billion of borrowings under MSR financing facilities.
With respect to liquidity management, we consider our servicing advance requirements during each investor remittance period and the uncertainties of daily margin calls on our collateralized debt facilities and derivative instruments due to interest rate fluctuations.
As disclosed in Note 8 — MSR Related Financing Liabilities, at Fair Value, on October 31, 2025, we were notified by Rithm of its intent not to renew its subservicing agreements effective January 31, 2026 with transfers to Rithm’s own servicing platform beginning on March 1, 2026. The float amount associated with the advance collections and servicing fees of the servicing portfolio will be repaid to Rithm in cash based on the amount due upon transfer. Also refer to Note 13 – Other Liabilities (Due to Rithm - Advance collections and servicing fees). Based on quarter-end liquidity and ongoing business cash flows, we expect to meet the Rithm payable when due while maintaining adequate cash resources.
As servicer, we are generally required to advance to investors the loan P&I installments not collected from borrowers for those delinquent loans, including those on forbearance plans. Loan payoffs and prepayments are a source of additional liquidity and are dependent on the interest rate environment. We also advance T&I and Corporate advances primarily on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on investors or guarantor. As subservicer, we are also required to make P&I, T&I and Corporate advances on behalf of servicers following the servicing agreements or guides. However, servicers are generally required to reimburse us within 30 days of our advancing under the terms of the subservicing agreements, and we are generally reimbursed by Rithm the same day we fund P&I advances, or within no more than three days for certain servicing advances. Refer to Note 21 — Commitments for further description of our servicer advance obligations.
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

Capital Adequacy and Leverage
Our licensed entities are subject to capital requirements by different agencies and regulators, including but not limited to the GSEs, Ginnie Mae and HUD. We believe our licensed entities are adequately capitalized at March 31, 2026 as reflected by the most restrictive regulatory requirements disclosed in Note 20 – Regulatory Requirements.
Our stockholders’ equity ($629 million at March 31, 2026) relative to total assets denotes a high leverage ratio. Our regulators assess our leverage ratio by deducting from total assets the amount of securitized reverse mortgage loans (HECM loans) pledged to HMBS due to the “lack of true sale accounting treatment of the HMBS Program” as per the Ginnie Mae guide. As of March 31, 2026, as illustrated below, out of $17.7 billion total assets, $9.4 billion securitized HECM loans remain reported on our balance sheet with the associated HMBS liability as they do not meet sale accounting treatment under GAAP.

Condensed Balance Sheet	March 31, 2026	December 31, 2025
HECM loans held for sale pooled into HMBS, at fair value	$9,596	$9,808
All other assets	8,139	6,363
Total assets	$17,735	$16,171

Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$9,437	$9,612
All other liabilities	7,619	5,881
Total liabilities	17,056	15,493

Mezzanine equity (1)	50	50
Total stockholders’ equity	$629	$628

(1)The Series B Preferred Stock is classified as mezzanine equity as it is contingently redeemable in the event of a change of control. On and after September 15, 2028, Onity will have the right to redeem the Series B Preferred Stock, in whole or in part, for cash at a redemption price equal to the liquidation preference plus an amount equal to any accumulated and unpaid dividends thereon.
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
Accordingly, we assess our capital needs, structure and leverage predominantly with respect to our capital investments, mainly our owned MSR. We prudently manage amount, risks and returns of our owned MSR within the limits of our available capital, as summarized below:

Capital Investment Allocation and Structure At March 31, 2026	Assets	Collateralized Financing / Liabilities (1)	Net
MSR, at fair value (1)	$3,026	$2,127	$899
HECM loans held for sale pooled into HMBS, at fair value (1)(2)	9,596	9,467	130
Other assets pledged to collateralized financing facilities (1)(3)	4,018	3,815	204
Other (1)(4)	1,095	955	140
Total	$17,735	$16,363	$1,372

Equity and debt capital structure:
Corporate debt - Senior Notes Due 2029			$693
Mezzanine equity			50
Stockholders’ common equity			629
Total capital			$1,372

(1)See Note 12 – Borrowings, Collateral table.

(2)Includes $63 million unsecuritized HECM loans and tails, $29 million associated warehouse mortgage loan financing ($34 million net), and $96 million of HECM net asset value or economic reverse MSR. On April 30, 2026, we entered into an amended agreement with FAR to sell reverse MSRs with a UPB of $5.1 billion, pending Ginnie Mae’s approval (refer to Note 5 - Reverse Mortgages and Note 23 – Subsequent Events).
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
The most restrictive liquidity requirement under our debt agreements is for a minimum of $86.2 million in consolidated liquidity, as defined, under certain of our warehouse and MSR financing facilities agreements. The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at March 31, 2026, is a minimum of $275.0 million and $125.0 million tangible net worth for Onity and OMC, respectively. Refer to Note 20 – Regulatory Requirements for our regulatory capital and liquidity requirements. We are also subject to minimum capital or tangible net worth and liquidity requirements under regulatory or Agency requirements, including a risk-based capital ratio requirement for Ginnie Mae issuers. OMC is required to maintain a minimum of 6% ratio of Adjusted Net Worth less Excess MSRs, as defined, to risk weighted assets. In the second quarter of 2025, in order to achieve and maintain compliance with the Ginnie Mae RBCR requirements, we transferred certain GSE MSR investment activities previously conducted by OMC to PAS, a wholly owned subsidiary of PHH Corporation, with OMC retaining the subservicing.
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
We believe that we are in compliance with the covenants in our debt agreements and associated regulatory requirements as of March 31, 2026.
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

Rating Agency	Rated Entity	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Fitch	Onity	B-	Stable	April 13, 2026
Moody’s	Onity	B3	Stable	October 2, 2025
S&P	Onity	B-	Stable	October 21, 2024
On April 13, 2026, Fitch assigned a B- rating to the PHH Corporation Senior Notes Due 2029. Fitch also assigned the B- rating of Onity with a Stable Outlook. The Stable Outlook reflects Fitch’s expectations that Onity will maintain leverage and profitability metrics consistent with the current rating category, supported by a solid U.S. mortgage servicing franchise, improving earnings, adequate liquidity, and experienced management. The Stable Outlook also incorporates Fitch’s view that Onity will continue to benefit from stable servicing and subservicing cash flows, disciplined balance sheet management, and ongoing growth and diversification of its servicing portfolio.
On October 2, 2025, Moody’s affirmed the Caa1 rating of the PHH Corporation Senior Notes Due 2029. Moody’s also affirmed the B3 corporate family rating of Onity. The entities’ outlooks are stable. Moody’s recognizes the progress the company has made towards achieving a sustainable level of profitability by managing its operating expenses and maintaining the size of its servicing portfolio despite difficult conditions for residential mortgage companies. The company has also continued to grow its subservicing portfolio, which is a capital-light fee-earning business. The corporate family rating also reflects the company’s sound liquidity and funding profile. At the same time, Moody’s noted a credit challenge is Onity's modest capitalization, especially as the company continues to grow its portfolio and evolve its business. On January 26, 2026, Moody’s reaffirmed the Caa1 rating for the PHH Corporation Senior Notes Due 2029.
On October 21, 2024, S&P assigned a B- rating to the PHH Corporation Senior Notes Due 2029. S&P also affirmed the B- rating to Onity with a Stable Outlook. The Stable Outlook reflects S&P’s expectations that Onity will maintain certain levels of debt ratio and debt-interest coverage while continuing to grow and diversify its servicing portfolio.
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
Our accounting policies and estimates involving significant judgments primarily relate to fair value measurements, income taxes, allowance for losses, and the provision for losses that may arise from contingencies, including indemnification obligations and litigation proceedings. We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures, including but not limited to MSRs, MSR related financing liabilities, Loans held for sale, Reverse loans held for sale pooled into HMBS, and HMBS-related borrowings. As of March 31, 2026, 89% of our assets and 60% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs. See Note 3 – Fair Value for the carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring and nonrecurring basis or disclosed, but not measured, using fair value.
Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.” There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, other than the following:
Beginning in the first quarter of 2026, we adopted an internally managed valuation model to estimate the fair value of MSR’s. We utilize industry-standard valuation and prepayment models, calibrated to consider relevant comparable benchmarking data and our actual experience. Previously we engaged third-party valuation experts to provide an estimated fair value of our MSRs. We continue to engage third-party valuation experts to benchmark our internal fair value determination.
Valuation of MSRs and MSR related Financing Liabilities, at Fair Value
We originate MSRs from our originations activities and acquire MSRs through flow purchase agreements, Agency Cash Window programs or bulk purchases. We account for MSRs, pledged MSR liabilities and ESS financing liabilities at fair value (reported within MSR related financing liabilities, at fair value). As of March 31, 2026, we reported a $3.0 billion fair value of MSRs and $0.8 billion MSR related financing liabilities.
We determine the fair value of MSRs, Pledged MSR liabilities and ESS financing liabilities primarily using discounted cash flow methodologies. The significant components of estimated future cash inflows for MSRs include servicing fees, late fees, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. The determination of the fair value of MSRs, Pledged MSR liabilities and ESS financing liabilities requires management judgment relating to the significant unobservable assumptions that underlie the valuation, including prepayment speed, delinquency rates, cost to service and discount rate. Our judgment is informed by the transactions we observe in the market, by our actual portfolio performance and by the advice and information we obtain from our valuation experts, amongst other factors.
We benchmark the reasonableness of our determination of fair value by supplying our portfolio information to multiple third-party valuation experts who generate an independent assessment of fair value. In arriving at their estimated benchmark fair value ranges, the valuation experts utilize industry standard discounted cash flow modeling incorporating an estimate of prepayments, and other usual and customary inputs which reflect their observations and assumptions related to market activity, generally the bulk market, incorporating available industry survey results and client feedback, and including risk premiums and liquidity adjustments. While interest rates are a key value driver, MSR fair value may change for other market-driven factors, including but not limited to the supply and demand of the market or the required yield or perceived value by investors of such MSRs. While the models and related assumptions used by the valuation experts are proprietary to them, we understand the methodologies and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts, and we perform additional verification and analytical procedures. We believe that our procedures provide reasonable assurance that the fair value used in our consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.
The fair value is equal to the internally modeled fair value mark without adjustment except in the event we have a potential or completed sale, including transactions where we have executed letters of intent, in which case the fair value of the MSRs is recorded at the estimated sale price, or the modeled fair value is outside the range of third-party valuation(s) (benchmarking), in which case we adjust the modeled fair value to ensure it remains within the valuation range provided by at least one of the MSR valuation experts. This determination is separately made for each class of MSR.
The following table provides the hypothetical sensitivity of the MSR fair value to certain significant unobservable assumptions at March 31, 2026:

Adverse change in MSR fair value due to significant unobservable assumption change	10%	20%
Change in fair value due to change in weighted average discount rate	$(109.0)	$(209.4)
Change in fair value due to change in weighted average prepayment speeds	$(79.1)	$(153.6)
Change in fair value due to change in weighted average delinquency	$(17.8)	$(34.6)
Change in fair value due to change in weighted average cost to service	$(35.4)	$(70.8)
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
Effective December 2023, we established a targeted hedge coverage ratio range between 95% and 105%. In April 2024, we changed the risk measure to a dollar DV01 that resulted in an equivalent range of approximately 90% to 110%. In May 2025, we established a new targeted hedge coverage ratio of 85% with a range between 80% and 100%. The targeted ratio was increased to a range of 95% to 100%, effective end of October 2025, which was revised to a range of 95% to 105% effective beginning of February 2026. Also refer to the sensitivity analysis below.
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
The following table summarizes the estimated change in the fair value of our MSRs, reverse loans held for sale pooled into HMBS, previously, loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives, given hypothetical instantaneous parallel shift in the yield curves and based on our hedge coverage ratio as of March 31, 2026. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear, among other factors. The net fair value impact due to hypothetical interest rate shocks in the below table reflects the risk management and hedging discipline we maintain, including the targeted, highly effective hedge coverage of our MSR, pipeline and reverse MSR exposures. We evaluate our exposure and hedges on a daily basis and rebalance our positions as warranted by market conditions and as we deem necessary. For example, if rates were to significantly increase, we may change our hedge profile to reduce our targeted total net exposure in upward rate scenarios, as illustrated in the below table.

	Change in Fair Value Due to Hypothetical Interest Rate Changes
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	18	9	5	(5)	(9)	(19)
Reverse loans held for sale pooled into HMBS - Unsecuritized HECM loans and tails	—	—	—	—	—	—
Loans held for sale	102	63	35	(41)	(87)	(193)
Derivative instruments	115	44	19	(13)	(21)	(24)
Total MSRs - Agency and non-Agency	(201)	(108)	(55)	53	100	170
IRLCs	(13)	(7)	(3)	3	6	11
Total, net exposure	$22	$1	$(1)	$(2)	$(11)	$(54)
Borrowings
The majority of the collateralized debt used to finance our operations is based on variable rates but remains exposed to interest rate fluctuations between repricing dates. Our corporate debt and reverse mortgage securitization notes are based on fixed interest rates. As servicer, we are also exposed to the impact of interest rate fluctuations on the float income we earn on balances held in trust from the date a loan payment is received from borrowers to the date funds are forwarded to investors.
Based on March 31, 2026 balances, if interest rates were to decrease by 100 bps (hypothetical instantaneous parallel shift in the yield curves), we estimate a net positive impact on our annual profitability of approximately $3 million resulting from a decrease of $36 million in annual interest income and other credits on cash deposits and float balances, and a decrease of $38 million in annual interest expense on our variable-rate debt.
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2026.
Based on such evaluation, management concluded that our disclosure controls and procedures as of March 31, 2026 were (1) designed and functioning effectively to ensure that material information relating to Onity, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Onity in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 22 – Contingencies to the Unaudited Consolidated Financial Statements for a description of our material legal proceedings. That information is incorporated into this item by reference.
ITEM 1A.    RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I, Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2025. Understanding these risks is important to understanding any statement in such reports and in our subsequent SEC filings (including this Form 10-Q) and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all the other information included or incorporated by reference in such Annual Report and in our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.
There have been no material changes to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliates
On February 10, 2026, Onity’s Board of Directors approved a share repurchase program for an aggregate amount of up to $10 million of our issued and outstanding shares of common stock. The shares of common stock are expected to be repurchased through a broker in the open market. The program will continue through the earlier of August 25, 2026 or until such time as the aggregate purchase price for all shares of stock purchased under the plan (inclusive of applicable fees, costs and expenses) equals $10 million. The actual number of shares of common stock repurchased will depend on market conditions, timing and other factors and we may modify, discontinue or suspend the repurchase program at any time. Any shares repurchased will be retired and canceled. No assurances can be given as to the number of shares, if any, that Onity may repurchase in any given period.
Information regarding repurchases of our common stock during the first quarter of 2026 is as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of a publicly announced repurchase program	Approximate dollar value of shares that may yet be purchased under the repurchase program
January 1 - January 31	—	$—	—	$10.0	million
February 1 - February 28	15,733	42.1900	15,733	$9.3	million
March 1 - March 31	138,711	39.3300	138,711	$3.9	million
Total	154,444	39.6200	154,444
(1)Average price paid per share does not reflect payment of commissions totaling $4,633 (four thousand six hundred and thirty-three dollars).
ITEM 5.    OTHER INFORMATION
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
10.1
Second Supplemental Indenture, dated as of January 30, 2026, among PHH Escrow Issuer LLC, PHH Corporation, Onity Group Inc., the other guarantors party thereto, and Wilmington Trust, national association, as trustee and collateral trustee (3)

10.2	Form of 2026 Annual Performance-Based Cash Award Agreement (filed herewith)
10.3	Form of 2026 Annual Performance-Based Stock Award Agreement (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1	Supplemental Information Pursuant to the Indenture dated as of November 6, 2024 (filed herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (Included as Exhibit 101).
(1)Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10‑Q for the period ended September 30, 2024 filed on November 7, 2024.
(2)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.
(3)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 2, 2026.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onity Group Inc.

	By:	/s/ Sean B. O’Neil
Sean B. O’Neil
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: May 5, 2026