Form 10-Q
period 2026-06-30
ONITY GROUP INC.
filed 2026-08-06
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of August 3, 2026: 8,354,520 shares

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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2025, our Quarterly Report on Form 10-Q, and our Current Reports on Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$196.6	$180.5
Restricted cash ($163.1 and $37.3 related to variable interest entities (VIEs))	196.3	84.1
Mortgage servicing rights (MSRs), at fair value	3,208.8	2,825.3
Advances, net ($277.2 and $364.5 related to VIEs)	369.5	483.4
Loans held for sale, at fair value ($2,397.5 and $1,199.8 related to VIEs)	3,601.9	1,891.7
Reverse loans held for sale pooled into Home Equity Conversion Mortgage-Backed Securities (HMBS), at fair value	—	9,807.5
Reverse loans held for investment pooled into HMBS, at fair value	3,640.6	—
Receivables, net ($80.2 and $64.2 related to VIEs)	233.9	189.8
Premises and equipment, net	11.0	10.8
Other assets ($41.9 and $28.4 carried at fair value) ($164.6 and $83.4 related to VIEs)	365.3	273.9
Contingent loan repurchase asset	526.4	423.6
Total assets	$12,350.3	$16,170.6

Liabilities and Stockholders’ Equity
Liabilities
HMBS-related borrowings, at fair value	$3,610.9	$9,611.7
MSR related financing liabilities, at fair value	729.0	842.0
MSR financing facilities, net	1,566.1	1,285.2
Advance match funded liabilities ($254.7 and $341.4 related to VIEs)	254.7	341.9
Mortgage warehouse facilities	2,061.7	1,224.6
Reverse mortgage securitization notes, net (related to VIE)	1,925.0	899.3
Senior notes, net	693.2	489.6
Other liabilities ($11.7 and $10.2 carried at fair value)	323.5	374.9
Contingent loan repurchase liability	526.4	423.6
Total liabilities	11,690.5	15,492.8

Commitments and Contingencies (Notes 21 and 22)

Mezzanine Equity
Series B Preferred stock, $0.01 par value and $25.00 liquidation preference value; 2,400,000 shares authorized; 2,111,786 and 2,111,786 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	49.9	49.9

Stockholders’ Equity
Common stock, $0.01 par value; 13,333,333 shares authorized; 8,406,047 and 8,521,636 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	0.1	0.1
Additional paid-in capital	544.9	556.1
Retained earnings	65.6	71.9
Accumulated other comprehensive loss, net of income taxes	(0.7)	(0.1)
Total stockholders’ equity	609.9	627.9
Total liabilities, mezzanine equity and stockholders’ equity	$12,350.3	$16,170.6
The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Servicing and subservicing fees	$229.3	$211.3	$451.7	$414.6
Gain on reverse loans and HMBS-related borrowings, net	3.8	11.9	22.5	35.7
Gain on loans held for sale, net	29.4	10.4	63.5	22.2
Other revenue, net	20.4	13.0	39.5	23.9
Total revenue	282.9	246.6	577.2	496.4

MSR valuation adjustments, net	(70.5)	(27.3)	(139.5)	(66.2)

Operating expenses
Compensation and benefits	69.8	60.9	139.5	118.4
Servicing and origination	23.1	13.0	41.6	26.0
Technology and communications	17.9	15.5	35.4	30.5
Professional services	16.7	8.4	31.4	31.0
Occupancy, equipment and mailing	8.2	8.1	16.7	16.3
Other expenses	3.3	3.7	6.6	7.2
Total operating expenses	139.0	109.5	271.2	229.4

Other income (expense)
Interest income	55.5	32.1	96.5	58.3
Interest expense	(103.1)	(75.6)	(185.7)	(142.7)
Pledged MSR liability expense	(38.2)	(43.0)	(80.8)	(84.9)
Other, net	(2.7)	(0.4)	(3.6)	0.4
Other income (expense), net	(88.5)	(87.0)	(173.6)	(168.8)

Income (loss) before income taxes	(15.1)	22.8	(7.1)	32.0
Income tax expense (benefit)	(3.2)	1.3	(2.9)	(11.7)
Net income (loss)	(11.9)	21.5	(4.2)	43.6
Preferred stock dividend	(1.0)	(1.0)	(2.1)	(2.1)
Net income (loss) attributable to common stockholders	$(12.9)	$20.5	$(6.3)	$41.6

Earnings (loss) per share attributable to common stockholders
Basic	$(1.53)	$2.55	$(0.74)	$5.23
Diluted	$(1.53)	$2.40	$(0.74)	$4.90

Weighted average common shares outstanding
Basic	8,447,094	8,021,182	8,470,827	7,947,992
Diluted	8,447,094	8,534,627	8,470,827	8,486,158

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(11.9)	$21.5	$(4.2)	$43.6

Other comprehensive income (loss), net of income taxes	(0.6)	0.1	(0.6)	0.1
Comprehensive income (loss)	$(12.5)	$21.6	$(4.8)	$43.8

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at March 31, 2026	8,410,618	$0.1	$550.8	$78.5	$(0.1)	$629.3
Net loss	—	—	—	(11.9)	—	(11.9)
Preferred stock dividend ($0.49 per share)	—	—	—	(1.0)	—	(1.0)
Repurchase of common stock	(141,343)	—	(5.8)	—	—	(5.8)
Equity-based compensation and other	136,772	—	(0.1)	—	—	(0.1)
Other comprehensive income (loss), net of income taxes	—	—	—	—	(0.6)	(0.6)
Balance at June 30, 2026	8,406,047	$0.1	$544.9	$65.6	$(0.7)	$609.9

Balance at March 31, 2025	7,981,005	$0.1	$554.3	$(95.5)	$1.3	$460.2
Net income	—	—	—	21.5	—	21.5
Preferred stock dividend ($0.49 per share)	—	—	(1.0)	—	—	(1.0)
Equity-based compensation and other	74,217	—	1.2	—	—	1.2
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at June 30, 2025	8,055,222	$0.1	$554.5	$(74.0)	$1.3	$481.9

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Balance at December 31, 2025	8,521,636	$0.1	$556.1	$71.9	$(0.1)	$627.9
Net loss	—	—	—	(4.2)	—	(4.2)
Repurchase of common stock	(295,787)	—	(12.0)	—	—	(12.0)
Preferred stock dividend ($0.98 per share)	—	—	—	(2.1)	—	(2.1)
Equity-based compensation and other	180,198	—	0.8	—	—	0.8
Other comprehensive income, net of income taxes	—	—	—	—	(0.6)	(0.6)
Balance at June 30, 2026	8,406,047	$0.1	$544.9	$65.6	$(0.7)	$609.9

Balance at December 31, 2024	7,873,053	$0.1	$559.3	$(117.6)	$1.2	$442.9
Net income	—	—	—	43.6	—	43.6
Repurchase of common stock	—	—	—	—	—	—
Preferred stock dividend ($0.98 per share)	—	—	(2.1)	—	—	(2.1)
Exercise of common stock warrants	—	—	(3.5)	—	—	(3.5)
Equity-based compensation and other	182,169	—	0.7	—	—	0.7
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at June 30, 2025	8,055,222	$0.1	$554.5	$(74.0)	$1.3	$481.9
The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(4.2)	$43.6
Adjustments to reconcile net income (loss) to net cash used in operating activities:
MSR valuation adjustments, net	176.2	101.0
Provision for bad debts (advances and receivables)	9.1	9.0
Provision for indemnification obligations	8.0	1.5
Depreciation	2.2	2.3
Amortization of debt issuance costs, discount and premium	22.2	11.6
Amortization of intangibles	0.5	0.5
Equity-based compensation expense	4.6	4.2
Interest capitalized on reverse buyouts	(41.3)	(21.3)
Loss on extinguishment of debt	0.3	—
Deferred income tax expense (benefit)	(1.9)	(0.5)
Gain on reverse loans and HMBS-related borrowings, net	(11.3)	(27.2)
Gain on loans held for sale, net	(63.5)	(22.2)
Changes in assets and liabilities:
Decrease in advances	133.2	101.2
Decrease (increase) in receivables and other assets	81.2	(0.7)
Increase in derivatives	(54.1)	(27.8)
Decrease in other liabilities	(103.8)	(44.8)
Cash flows from loans held for sale:
Origination and purchase of loans held for sale	(16,354.6)	(10,162.0)
Proceeds from sale and collections of loans held for sale	14,071.1	9,287.0
Proceeds from sale of reverse loans held for sale, pooled into HMBS, net of associated HMBS-related borrowings	18.8	—
Other, net	1.3	(2.1)
Net cash used in operating activities	(2,106.0)	(746.9)

Cash flows from investing activities
Origination of reverse loans held for investment, pooled into HMBS	(18.7)	(545.5)
Principal payments received on loans previously held for investment	1,113.3	1,563.4
Proceeds from sale of reverse loans held for sale (previously held for investment), pooled into HMBS, net of associated HMBS-related borrowings	75.1	—
Purchase of MSRs	(332.8)	(151.0)
Proceeds from sale of MSRs	20.3	4.8
Acquisition of advances in connection with MSR transactions	(6.2)	(3.4)
Proceeds from sale of advances in connection with MSR transactions	0.9	0.7
Purchase of real estate	(90.6)	(4.7)
Proceeds from sale of real estate	53.6	22.5
Additions to premises and equipment	(0.9)	(0.3)
Net cash provided by investing activities	814.0	886.5
Cash flows from financing activities
Repayment of advance match funded liabilities, net	(87.2)	(74.6)
Proceeds from mortgage warehouse facilities, net	837.1	719.3
Proceeds from reverse mortgage securitization notes	1,468.6	—
Repayment of reverse mortgage securitization notes	(448.8)	(62.9)
Proceeds from MSR financing facilities, net	281.9	261.6
Proceeds from issuance of Senior notes	206.5	—
Payment of debt issuance costs	(17.5)	(0.3)
Proceeds from MSR related financing liabilities	25.5	15.7
Repayment of MSR related financing liabilities	(57.5)	(34.8)
Proceeds from sale of HECM or reverse mortgages, accounted for as a financing (HMBS-related borrowings)	331.6	577.6
Repayment of HMBS-related borrowings	(1,105.8)	(1,544.6)
Repurchase of common stock	(12.0)	—
Payment of preferred stock dividend	(2.1)	(2.1)
Payment on exercise of common stock warrants	—	(3.5)
Net cash provided by (used in) financing activities	1,420.3	(148.6)

Net increase (decrease) in cash, cash equivalents and restricted cash	128.3	(9.0)
Cash, cash equivalents and restricted cash at beginning of year	264.6	265.6
Cash, cash equivalents and restricted cash at end of period	$392.9	$256.6

Supplemental cash flow information
Interest paid	$157.1	$126.4
Income tax payments (refunds), net
Federal	$0.2	$0.3
State	0.1	0.4
Foreign	1.3	1.8
	$1.6	$2.5

Supplemental non-cash investing and financing activities:
HECM reverse MSR sale transaction
Reverse loans held for sale pooled into HMBS, at fair value	$(5,629.6)	$—
HMBS-related borrowings, at fair value	(5,503.1)	—
Less: Receivables, net	32.6	—
Net cash received	$93.9	$—

Recognition of gross right-of-use asset and lease liability
Right-of-use asset	$1.5	$0.7
Lease liability	1.5	0.7

Derecognition of MSRs and MSR related financing liabilities, at fair value:
MSR, at fair value	$(123.2)	$(12.2)
MSR related financing liability, at fair value - MSR pledged liability	(123.1)	(12.2)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$196.6	$194.3
Restricted cash and equivalents:
Debt service accounts	170.0	27.2
Other restricted cash	26.3	35.2
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$392.9	$256.6
The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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
Onity directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including OMC, PHH Asset Services, LLC (PAS), Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS).
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
We source our servicing portfolio through multiple channels, including retail, wholesale, correspondent, flow MSR purchase agreements, the Agency Cash Window programs and bulk MSR purchases. We originate, purchase, sell and securitize conventional (conforming to the GSE underwriting standards) loans and government-insured (Federal Housing Administration (FHA), Department of Veterans Affairs (VA) or United States Department of Agriculture (USDA)) and other forward mortgage loans, generally with servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate and purchase Home Equity Conversion Mortgage (HECM) loans, or reverse mortgages, which are mostly insured by the FHA, and we are an approved issuer of Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae. Effective with the closing of the transaction with Finance of America Reverse LLC (FAR) on June 30, 2026, as described in the paragraph below, for a period of five years, OMC will no longer originate reverse mortgages with the exception of activities relating to the recapture of existing HECM borrowers for any HECM MSRs not transferred to FAR.
On April 30, 2026, OMC and FAR entered into an agreement, as amended, for the sale of a portion of OMC’s HECM loan portfolio and associated HMBS related borrowings and for OMC to subservice the sold portfolio and additional loans from FAR for an initial three-year term effective on the date of closing, subject to automatic one-year renewal unless FAR provides notice of non-renewal 180 days prior to the expiration of the original term, and subject thereafter to renewal upon mutual agreement of the parties. FAR also agreed to acquire OMC’s originations pipeline of reverse mortgage loans as of the transaction closing date. The amended transaction was approved by Ginnie Mae on May 28, 2026 and closed on June 30, 2026 (see Note 5 - Reverse Mortgages).
We had a total of approximately 4,000 employees at June 30, 2026 of which approximately 2,600 were located in India and approximately 300 were based in the Philippines. Our operations in India and the Philippines provide support services to our loan servicing and originations businesses and our corporate functions.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Proceeds received from securitizations	$7,670.8	$5,116.1	$13,654.3	$9,184.9
Servicing fees collected (1)	57.3	41.8	110.3	82.0
Purchases of previously transferred assets, net of claims reimbursed	(2.4)	(2.2)	(7.7)	(6.6)
	$7,725.7	$5,155.7	$13,756.9	$9,260.3

(1)We receive servicing fees based upon the securitized loan unpaid principal balance (UPB) and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $155.7 million and $260.6 million during the three and six months ended June 30, 2026, respectively, and $82.4 million and $142.9 million during the three and six months ended June 30, 2025, respectively.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	June 30, 2026	December 31, 2025
Carrying value of assets
MSRs, at fair value	$1,143.3	$978.2
Advances	119.1	119.6
UPB of loans transferred (1)	70,808.2	64,876.2
Maximum exposure to loss (2)	$72,070.6	$65,974.0
(1)Includes $20.9 billion and $17.5 billion of loans delivered to Ginnie Mae as of June 30, 2026 and December 31, 2025, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
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
At June 30, 2026 and December 31, 2025, 2.1% and 2.2%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance or in foreclosure. This includes 4.9% and 5.5%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the definition of a participating interest, and the servicing requirements require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk. As a result, the transfers of the HECM loans do not qualify for sale accounting, and therefore, we account for these transfers as secured financings, with the HECM loans classified as either loans held for sale or held for investment on our consolidated balance sheets. Holders of participating interests in the HMBS have no recourse against the assets of Onity, except with respect to standard representations and warranties and our contractual obligation to service the HECM loans and the HMBS.
Financing of Loans Held for Sale, Receivables and Other Assets using SPEs
We consolidate SPEs (trusts) in connection with mortgage warehouse financing facilities structured as repurchase or gestation repurchase facilities whereby mortgage loans held for sale, claim receivables and REO properties, or participation interests therein, are transferred by OMC to trusts for collateralization purposes. We have determined that the trusts are VIEs for which we are the primary beneficiary. Therefore, we have included the trusts in our consolidated financial statements. As of June 30, 2026 and December 31, 2025, $957.0 million and $507.6 million, respectively, assets were pledged as collateral for debt issuances by the trusts in the amount of $944.3 million and $496.1 million, respectively. See Note 12 – Borrowings.
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
The table below presents the carrying value and classification of the assets and liabilities reported on our consolidated balance sheet that are associated with the OLIT transactions:

OLIT transactions - assets and liabilities	June 30, 2026	December 31, 2025
Reverse loans (Loans held for sale, at fair value)	$1,440.8	$698.2
Receivables, net	79.9	62.6
REO (Other assets)	162.8	81.0
Debt service and Interest reserve accounts (Restricted cash)	157.0	26.5
Total assets	$1,840.5	$868.4

Outstanding borrowing UPB (Reverse mortgage securitization notes, net)	$2,041.4	$951.9
Unamortized discount and debt issuance costs (Reverse mortgage securitization notes, net)	(116.4)	(52.6)
Accrued expenses and Accrued interest (Other liabilities)	5.0	2.6
Total liabilities	$1,930.0	$901.9
Financings of Servicing Advances using SPEs
We pledged certain servicing advances as collateral to our advance financing facilities, referred to as advance match funded liabilities, with the use of SPEs that we consolidate and include in our consolidated financial statements. Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt.
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	June 30, 2026	December 31, 2025
Match funded advances (Advances, net)	$277.2	$364.5
Debt service accounts (Restricted cash)	5.9	10.6
Advance match funded liabilities	254.7	341.4
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
The table below presents the carrying value and classification of the assets and liabilities of the GSE MSR financing facilities and the PLS MSR financing facility:

	June 30, 2026	December 31, 2025
MSRs pledged (MSRs, at fair value)	$1,122.5	$1,035.7
Debt service account (Restricted cash)	0.9	0.9
Outstanding borrowings (MSR financing facilities, net)	695.0	700.8

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		June 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Advances, net (b)	3	$369.5	$369.5	$483.4	$483.4
Loans held for sale, at fair value (a) (d)	3, 2	3,601.9	3,601.9	1,891.7	1,891.7
Reverse loans held for sale pooled into HMBS, at fair value (a)	3	—	—	9,807.5	9,807.5
Reverse loans held for investment pooled into HMBS, at fair value (a)	3	3,640.6	3,640.6	—	—
Receivables, net (b)	3	233.9	233.9	189.8	189.8

Financial liabilities
HMBS-related borrowings, at fair value (a)	3	$3,610.9	$3,610.9	$9,611.7	$9,611.7
MSR related financing liabilities, at fair value (a)	3	729.0	729.0	842.0	842.0
MSR financing facilities (b) (c)	3	1,566.1	1,561.0	1,285.2	1,278.3
Advance match funded liabilities (b)	3	254.7	254.7	341.9	341.9
Mortgage warehouse facilities (b)	3	2,061.7	2,061.7	1,224.6	1,224.6
Reverse mortgage securitization notes (b) (c)	3	1,925.0	1,922.9	899.3	909.6
Senior notes (b) (c)	2	693.2	686.0	489.6	515.0

Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$17.3	$17.3	$17.3	$17.3
Other derivatives (a)	1	13.8	13.8	1.7	1.7

MSRs (a)	3	$3,208.8	$3,208.8	$2,825.3	$2,825.3
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

The following tables present a reconciliation of the changes in fair value of certain Level 3 assets and liabilities that we measure at fair value on a recurring basis (refer to the respective notes for other Level 3 assets and liabilities):

	Three Months Ended June 30,
	2026		2025
	Loans Held for Sale - Fair Value	IRLCs	Loans Held for Sale - Fair Value	IRLCs
Beginning balance	$1,045.0	$5.0	$496.6	$9.4
Purchases, issuances, sales and settlements
Purchases and other	752.3	—	158.9	—
Issuances (1)	—	30.6	—	45.3
Sales	(109.9)	—	(74.8)	—
Settlements	(89.5)	—	(35.2)	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	(129.6)	—	(49.4)
Reverse mortgage loans, at fair value (2)	1.4	—	2.6	—
Receivables, net	(38.9)	—	(0.2)	—
REO (Other assets)	(33.1)	—	(13.0)	—
Advances (incl. capitalization upon Ginnie Mae modification)	9.4	—	5.3	—
Other	(1.1)	—	—	—
Net additions (disposition/derecognition)	490.6	(99.0)	43.5	(4.1)
Included in earnings:
Change in fair value (1)	15.4	111.2	4.1	12.8
Ending balance	$1,551.0	$17.2	$544.2	$18.1

	Six Months Ended June 30,
	2026		2025
	Loans Held for Sale - Fair Value	IRLCs	Loans Held for Sale - Fair Value	IRLCs
Beginning balance	$780.1	$17.3	$472.9	$(0.5)
Purchases, issuances, sales and settlements
Purchases and other	1,163.0	—	293.8	—
Issuances (1)	—	105.2	—	78.0
Sales	(164.8)	—	(135.2)	—
Settlements	(135.7)	—	(65.8)	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	(135.9)	—	(96.7)
Reverse mortgage loans, at fair value (2)	2.2	—	5.7	—
Receivables, net	(71.7)	—	(20.7)	—
REO (Other assets)	(56.9)	—	(25.4)	—
Advances (incl. capitalization upon Ginnie Mae modification)	11.8	—	10.1	—
Other	(2.8)	—	—	—
Net additions (disposition/derecognition)	745.1	(30.7)	62.5	(18.7)
Included in earnings:
Change in fair value (1)	25.8	30.6	8.8	37.3
Ending balance	$1,551.0	$17.2	$544.2	$18.1
(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $12.2 million and $(0.1) million for the three and six months ended June 30, 2026 and $8.7 million and $18.6 million for the three and six months ended June 30, 2025, respectively. See Note 15 – Derivative Financial Instruments and Hedging Activities. A reconciliation from the beginning balances to the ending balances of Reverse loans pooled into HMBS, HMBS-related borrowings, MSRs and MSR related financing liabilities that we measure at fair value on a recurring basis is disclosed in Note 5 - Reverse Mortgages, Note 7 – Mortgage Servicing and Note 8 — MSR Related Financing Liabilities, at Fair Value, respectively.
(2)For three and six months ended June 30, 2025 , transfers from loans held for investment, at fair value.
The significant unobservable assumptions that we make to estimate the fair value of certain assets and liabilities classified as Level 3 and measured at fair value on a recurring basis are provided below.
Loans Held for Sale
Repurchased Ginnie Mae forward and reverse loans are classified as Level 3 within the valuation hierarchy. We repurchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications, strategic EBO and loan resolution activity as part of our contractual obligations as the servicer of the loans, and we strategically acquire reverse repurchases from other servicers / sellers on a periodic basis. The fair value of the forward mortgage loans we purchased from Ginnie Mae guaranteed securitizations is estimated using both observable and unobservable inputs, including estimated default, prepayment, and discount rates. Significant unobservable inputs in estimating fair value forward loans include the estimated default rate. For reverse loans, the significant unobservable assumptions include prepayment rate and liquidation timeline as indicated in the table below.

Significant unobservable assumptions	June 30, 2026	December 31, 2025
Life in years
Range	0.2 to 8.4	0.2 to 9.2
Weighted average	2.0	1.8
Conditional prepayment rate (CPR), including voluntary and involuntary prepayments
Range	9.2% to 38.5%	6.6% to 38.5%
Weighted average	25.3%	25.1%
Discount rate	7.5%	7.5%
Significant changes in any of these assumptions in isolation could result in a significant change in fair value. A significant decrease in CPR / increase in weighted average life generally reduces asset fair value via extended timing of loan resolution and cash recovery, and a significant increase in discount rate reduces asset fair value.
Reverse Loans Held for Sale or Held for Investment Pooled into HMBS - Reverse Mortgages
Reverse mortgage loans classified as loans held for sale or held for investment pooled into HMBS are carried at fair value and classified as Level 3 within the valuation hierarchy. These loans are not actively traded, and quoted market prices are not available. We measure these loans at fair value based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including future draw commitments for HECM loans. Inputs of the discounted cash flows of these assets include future draws and tail securitization spreads, conditional prepayment rate (including voluntary and involuntary prepayments) and discount rate. We engage third-party valuation experts in the determination of fair value.
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

Significant unobservable assumptions	June 30, 2026	December 31, 2025
Life in years
Range	0.3 to 6.3	0.6 to 7.8
Weighted average	3.3	4.7
Conditional prepayment rate (CPR), including voluntary and involuntary prepayments (a)
Range	13.6% to 43.7%	13.1% to 26.6%
Weighted average	26.1%	18.9%
Discount rate	4.9%	4.8%
(a) Annualized rate of lifetime projected prepayments as a percentage of the UPB at the beginning of any given period.

Significant changes in any of these assumptions in isolation could result in a significant change in fair value. The effects of changes in the assumptions used to value the securitized reverse loans held for sale or held for investment pooled into HMBS, excluding future draw commitments, are partially offset by the effects of changes in the assumptions used to value the HMBS-related borrowings that are associated with these loans.
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
Effective in the first quarter of 2026, we brought the valuation of our MSRs in-house and implemented internally managed industry standard valuation and prepayment models to estimate the fair value of MSRs. Previously we outsourced the valuation of our MSRs to third-party valuation experts to provide an estimated fair value of our MSRs.
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

Significant unobservable assumptions (1)	June 30, 2026			December 31, 2025
	GSE	Ginnie Mae	Non-Agency	GSE	Ginnie Mae	Non-Agency
Discount rate
Range	8.4% to 8.8%	9.7% to 13.7%	10.4% to 11.7%	8.9% to 15.1%	10.5% to 15.0%	9.5% to 14.5%
Weighted average	8.5%	9.6%	11.0%	9.2%	10.6%	10.4%
Prepayment speed
Range	3.9% to 9.1%	3.5% to 11.2%	2.8% to 6.9%	4.0% to 10.0%	5.7% to 10.6%	5.4% to 7.5%
Weighted average	6.5%	6.1%	5.4%	6.8%	7.7%	6.4%
Delinquency
Range	1.7% to 2.2%	9.1% to 12.3%	12.4% to 15.8%	0.4% to 1.0%	4.8% to 9.1%	9.0% to 17.7%
Weighted average	2.0%	11.1%	13.2%	0.5%	5.6%	12.0%
Cost to service (in dollars)
Range	$71 to $73	$108 to $122	$175 to $219	$67 to $69	$92 to $108	$158 to $189
Weighted average	$72	$116	$184	$67	$96	$173
(1)June 30, 2026 assumptions reflect the internal model approach implemented in the quarter ended March 31, 2026, with December 31, 2025 reflecting the assumptions in place under the prior approach.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of June 30, 2026 given hypothetical increases in significant unobservable assumptions:

Adverse change in fair value	10%	20%
Change in weighted average discount rate (in percentage points)	0.9	1.9
Change in fair value due to change in weighted average discount rate	$(118.5)	$(227.7)
Change in weighted average prepayment speeds (in percentage points)	0.7	1.3
Change in fair value due to change in weighted average prepayment speeds	$(85.4)	$(165.1)
Change in weighted average delinquency (in percentage points)	0.4	0.8
Change in fair value due to change in weighted average delinquency	$(20.8)	$(40.5)
Change in weighted average cost to service (in dollars)	8.5	17.1
Change in fair value due to change in weighted average cost to service	$(38.3)	$(76.7)
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

Significant unobservable assumptions	June 30, 2026	December 31, 2025
Life in years
Range	0.3 to 6.3	0.6 to 7.8
Weighted average	3.3	4.7
Conditional prepayment rate
Range	13.6% to 43.7%	13.1% to 26.6%
Weighted average	26.1%	18.9%
Discount rate	4.9%	4.7%
Significant changes in any of these assumptions in isolation could result in a significant change in fair value. The effects of changes in the assumptions used to value the HMBS-related borrowings are partially offset by the effects of changes in the assumptions used to value the associated pledged reverse loans held for sale or held for investment pooled into HMBS, excluding future draw commitments.
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

Significant unobservable assumptions	June 30, 2026	December 31, 2025
Weighted average prepayment speed	4.6%	5.2%
Weighted average delinquency rate	4.5%	3.3%
Weighted average subservicing life (in years)	5.1	5.2
Weighted average discount rate	9.3%	9.6%
Weighted average cost to service (in dollars)	$133	$124
Significant changes in these assumptions in isolation would result in a significant change in fair value.
ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability is carried at fair value and classified as Level 3 within the valuation hierarchy. The ESS financing liability consists of the obligation to remit to third parties a specified percentage of future servicing fee collections (excess servicing spread) on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, to incorporate discount rate assumption updates for the underlying MSR or other factors. At June 30, 2026 and December 31, 2025, the weighted average discount rate of the ESS financing liability was 9.5% and 9.8%, respectively. Refer to MSRs above for a description of other significant unobservable assumptions.
Derivative Financial Instruments
Fair value amounts of IRLCs are adjusted for expected “fallout” (locked pipeline loans not expected to close) using models that consider cumulative historical fallout rates and other factors. IRLCs are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale - Fair Value
The following table presents the estimated fair value of Loans held for sale:

	June 30, 2026	December 31, 2025
Unpaid principal balance	$3,833.0	$2,008.5
Premium (discount)	(210.8)	(97.9)
Unrealized gain (loss)	(20.3)	(18.9)
Total fair value	$3,601.9	$1,891.7
The following table presents the composition of Loans held for sale, at fair value by type:

	June 30, 2026	December 31, 2025
GSE loans	$703.2	$482.8
Government - Forward loans	1,208.0	550.0
Forward loans repurchased from Ginnie Mae guaranteed securitization (1)	67.5	31.2
Reverse loans (2)	1,458.6	722.2
Other residential mortgage loans (3)	164.6	105.5
Total fair value	$3,601.9	$1,891.7
(1)Pursuant to Ginnie Mae servicing guidelines.
(2)Includes reverse mortgage loans purchased from Ginnie Mae securitization pools that reached the 98% of maximum claim amount and are generally liquidated through foreclosure and subsequent sale of the REO properties. As of June 30, 2026 and December 31, 2025, the balance includes $1,440.8 million and $698.2 million, respectively, of loans pledged as collateral for the Asset-Backed Notes issued by OLIT. Also see Note 2 – Securitizations and Variable Interest Entities and Note 12 – Borrowings.
(3)Includes second-lien loans and non-Qualified Mortgages.
The following table presents the activity of Loans held for sale, at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$3,150.2	$1,402.2	$1,891.7	$1,290.2
Originations and purchases	8,531.3	5,888.8	16,075.3	10,162.0
Proceeds from sales	(7,821.5)	(5,132.9)	(13,925.3)	(9,215.6)
Principal collections	(94.8)	(39.5)	(147.0)	(71.4)
Transfers from (to):
Reverse mortgage loans, at fair value (1)	2.1	2.6	2.9	5.7
Receivables	(38.9)	(0.2)	(71.7)	(20.7)
REO (Other assets)	(33.1)	(13.0)	(56.9)	(25.4)
Advances (incl. capitalization upon Ginnie Mae modifications)	9.4	5.4	11.7	10.2
Fair value gain (loss) on loans held for sale, at fair value (2)	(120.7)	(73.5)	(208.4)	(108.9)
Other (3)	17.9	8.5	29.6	22.1
Ending balance	$3,601.9	$2,048.3	$3,601.9	$2,048.3
(1)For the three and six months ended June 30, 2025, transfers from loans held for investment, at fair value. Refer to Note 5 - Reverse Mortgages.
(2)See below table of Gain (loss) on loans held for sale, net, excluding MSRs retained on transfers of forward mortgage loans.
(3)Includes capitalized interest on reverse loans, reported within Interest income.

The following table presents the components of Gain (loss) on loans held for sale, net:

Gain (Loss) on Loans Held for Sale, Net	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
MSRs retained on transfers of forward mortgage loans	$155.7	$82.4	$260.6	$142.9
Loss on sale of forward mortgage loans (1)	(130.7)	(76.7)	(201.1)	(116.6)
Gain (loss) on sale of repurchased Ginnie Mae loans (1)	2.0	(1.3)	2.0	(1.7)
Change in fair value of loans held for sale	8.0	4.5	(9.4)	9.5
Gain on loans held for sale, at fair value	35.0	8.9	52.1	34.0
Gain (loss) on economic hedge derivative instruments	(17.5)	(6.6)	12.9	(28.2)
Change in fair value of IRLCs	13.1	8.9	0.8	17.8
Provision for representation and warranty obligations	(1.2)	(0.7)	(2.2)	(1.5)
	$29.4	$10.4	$63.5	$22.2
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.

Note 5 - Reverse Mortgages
The following table presents the estimated fair value of reverse mortgage loans classified as held for sale or held for investment pooled into HMBS, at fair value. Loans were reclassified to loans held for sale, at fair value (pursuant to the fair value election) at December 31, 2025 as we intended, and agreed to sell all of the loans to FAR in November 2025 along with the HMBS-related borrowings at book value (determined at closing of the transaction). On April 30, 2026, the parties entered into an amendment to the November 2025 agreements whereby OMC agreed to sell a portion of its reverse MSRs comprised of approximately 20,000 HECM loans and the HMBS related borrowings, subject to Ginnie Mae approval and customary closing conditions, and the remaining loans which will not be sold were reclassified as held for investment. On May 28, 2026, the sale as amended was approved by Ginnie Mae and the transaction closed on June 30, 2026. As of the closing date on June 30, 2026, the sold balances included $5.6 billion securitized assets ($5.2 billion UPB), the associated $5.5 billion HMBS-related borrowings (or net $70 million reverse MSR), and approximately $57 million newly originated reverse loans and tails pending securitization. The final purchase price is subject to a 60-day adjustment period, following the closing date of the transaction.
The reverse loans described herein exclude reverse loans pledged as collateral for the asset-backed securitization notes issued by OLIT and certain non HECM loans which are classified as Loans held for sale, at fair value on the face of the consolidated balance sheets for all periods presented.

	June 30, 2026	December 31, 2025
Unpaid principal balance	$3,552.4	$9,333.0
Fair value adjustments	88.2	474.5
Total fair value	$3,640.6	$9,807.5
The following table presents the composition of reverse mortgage loans by type:

	June 30, 2026	December 31, 2025
HECM loans - securitized, pledged to HMBS-related borrowings (1)	$3,627.1	$9,703.1
New HECM loan originations and HECM loan tails (2) (3) - unsecuritized	13.4	104.4
Total fair value	$3,640.6	$9,807.5
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
(3)As of June 30, 2026 and December 31, 2025, the balance includes nil and $58.4 million, respectively, of new HECM loan originations pending pooling into HMBS (pipeline loans).

The following table summarizes the activity in reverse mortgage loans and HMBS-related borrowings that do not qualify for sale accounting and for which we elected the fair value option:

	Three Months Ended June 30,
	2026			2025
	Reverse Mortgage Loans Held for Sale (1)	Reverse Mortgage Loans Held for Investment (1)	HMBS - Related Borrowings	Reverse Mortgage Loans Held for Investment	HMBS - Related Borrowings
Beginning balance	$9,596.5	$—	$(9,437.4)	$10,812.5	$(10,587.6)
Originations	105.9	18.7	—	268.4	—
Sale	(5,629.6)	—	5,503.1	—	—
Securitization of HECM loans accounted for as a financing	—	—	(117.5)	—	(268.5)
Additional proceeds from securitization of HECM loans and tails	—	—	(4.6)	—	(3.1)
Repayments (principal payments received) (1)	(310.8)	(244.6)	549.9	(777.3)	767.4
Reclassifications (1)	(3,837.3)	3,837.3
Transfers to:
Loans held for sale, at fair value	(1.4)	(0.7)	—	(2.6)	—
Receivables, net	(0.7)	(0.3)	—	(2.4)	—
REO (Other assets)	—	—	—	(0.1)	—
Other	0.3	0.7	—	(0.2)	—
Fair value gains (losses) included in earnings (2)	77.1	29.5	(104.4)	172.5	(161.3)
Ending balance	$—	$3,640.6	$(3,610.9)	$10,470.8	$(10,253.1)
(1)Reverse mortgage loans were reclassified from held for investment, at fair value to held for sale, at fair value effective with the agreement to sell the portfolio of reverse mortgage loans to FAR in November 2025. Effective with the amended agreement on April 30, 2026 to sell a portion of the reverse mortgage loans, the remaining loans which will not be sold were reclassified as held for investment. The $555.4 million repayments of reverse mortgage loans for the three months ended June 30, 2026 include $553.5 million of repayments of loans that were classified as held for sale and previously held for investment, which remain presented as investing cash flows in the consolidated statement of cash flows.
(2)See further breakdown of the net gain (loss) in the table below. Includes interest accruals.

	Six Months Ended June 30,
	2026			2025
	Reverse Mortgage Loans Held for Sale (1)	Reverse Mortgage Loans Held for Investment (1)	HMBS - Related Borrowings	Reverse Mortgage Loans Held for Investment	HMBS - Related Borrowings
Beginning balance	$9,807.5	$—	$(9,611.7)	$11,125.3	$(10,872.1)
Originations	279.3	18.7	—	545.5	—
Sale	(5,629.6)		5,503.1	—	—
Securitization of HECM loans accounted for as a financing	—	—	(331.5)	—	(577.6)
Additional proceeds from securitization of HECM loans and tails	—	—	(11.4)	—	(7.1)
Repayments (principal payments received) (1)	(870.9)	(244.6)	1,105.8	(1,563.4)	1,544.6
Reclassifications (1)	(3,837.3)	3,837.3
Transfers to:
Loans held for sale, at fair value	(2.2)	(0.7)	—	(5.7)	—
Receivables	(2.1)	(0.3)	—	(4.9)	—
REO (Other assets)	(0.2)	—	—	(0.3)	—
Other	2.0	0.7	—	(0.2)	—
Fair value gains (losses) included in earnings (1)	253.5	29.5	(265.1)	374.6	(340.7)
Ending balance	$—	$3,640.6	$(3,610.9)	$10,470.8	$(10,253.1)
(1)As described above, Reverse mortgage loans were reclassified from held for investment, at fair value to held for sale, at fair value in November 2025, and subsequently on April 30, 2026 under the amended sale agreement the portion of the loans which will not be sold were reclassified to held for investment. The $1,115.4 million repayments of reverse mortgage loans for the six months ended June 30, 2026 include $1,113.3 million of repayments of loans that were classified as held for sale and previously held for investment, which remain presented as investing cash flows in the consolidated statement of cash flows.
The following table presents the Fair value gains (losses) on reverse loans and HMBS-related borrowings included in earnings:

Fair value gains (losses) included in earnings	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value gains (losses) of Reverse mortgage loans	$106.6	$172.5	$282.9	$374.6
Fair value gains (losses) of HMBS related borrowings	(104.4)	(161.3)	(265.1)	(340.7)
Total fair value gains (losses) included in earnings	$2.2	$11.2	$17.8	$33.9
The following table presents the components of Gain (loss) on reverse loans and HMBS-related borrowings, net:

Gain (Loss) on Reverse Loans and HMBS-related Borrowings, Net	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain on new originations (1)	$2.2	$5.3	$6.1	$11.1
Net interest income (servicing fee) (2)	7.0	8.0	14.2	16.4
Other change in fair value of securitized loans and HMBS-related borrowings, net	(7.1)	(2.2)	(2.5)	6.4
Fair value gains (losses) included in earnings (3)	2.2	11.2	17.8	33.9
HECM hedging derivative gains (losses) (4)	2.4	—	4.8	—
Loan fees and other	(0.7)	0.7	(0.1)	1.8
Total	$3.8	$11.9	$22.5	$35.7
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

Note 6 – Advances
The following table presents the composition of servicing advances by type:

	June 30, 2026	December 31, 2025
Principal and interest	$79.4	$98.9
Taxes and insurance	171.7	278.8
Foreclosures, bankruptcy, REO and other (1)	121.7	110.2
Total advances, before allowance for losses	372.8	487.9
Allowance for losses	(3.3)	(4.5)
Advances, net (2)	$369.5	$483.4
(1)     As of June 30, 2026, New York was the only state that represented a balance exceeding 5% of the total advances (based on the underlying property location of the related mortgage loans), with $24.1 million.
(2) As of June 30, 2026, there was one counterparty that represented a balance exceeding 5% of the total, with a balance of $23.3 million. Generally, unreimbursed advances may be recovered from principal and interest collections or advance recoveries.
The following table presents the composition of servicing advances by investor:

	June 30, 2026	December 31, 2025
GSE	$42.8	$82.2
Ginnie Mae	60.1	63.3
Non-Agency	266.6	337.9
Advances, net	$369.5	$483.4
The following table summarizes the activity in net advances:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance - before Allowance for Losses	$434.3	$521.5	$487.9	$584.6
New advances	247.7	195.7	515.6	395.6
Transfer from (to) Receivables	3.7	(0.7)	5.4	(0.2)
Sales of advances	(0.5)	(0.4)	(0.9)	(0.7)
Acquisition of advances in connection with the purchase of MSRs	0.6	0.9	6.2	3.4
Transfer to Loans held for sale (incl. capitalization upon Ginnie Mae modifications)	(9.4)	(5.4)	(11.7)	(10.2)
Collections of advances and other	(303.6)	(244.0)	(629.7)	(504.8)
Ending balance - before Allowance for Losses	372.8	467.8	372.8	467.8

Beginning balance - Allowance for Losses	(3.2)	$(7.5)	(4.5)	(7.4)
Provision expense	(1.0)	(1.0)	(2.0)	(3.1)
Net charge-offs and other	0.9	2.1	3.2	4.1
Ending balance - Allowance for Losses	(3.3)	(6.4)	(3.3)	(6.4)

Ending balance, net	$369.5	$461.4	$369.5	$461.4

Note 7 – Mortgage Servicing
The following table presents the composition of our MSR portfolio:

MSR UPB and Fair Value	June 30, 2026		December 31, 2025
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
Owned MSRs (1)	$2,746.2	$174.3	$2,244.3	$152.5
Transferred MSR, subject to Pledged MSR liability (2) (3)	462.6	31.0	581.0	38.6
Total MSRs	$3,208.8	$205.3	$2,825.3	$191.1
(1)Includes $368.7 million and $373.5 million fair value of MSRs related to ESS financing liabilities at June 30, 2026 and December 31, 2025, respectively.
(2)MSRs subject to sale or transfer agreements that do not meet sale accounting criteria. See Note 8 — MSR Related Financing Liabilities, at Fair Value.
(3)Includes $80.6 million fair value and $6.8 billion UPB related to Rithm at June 30, 2026 subject to termination notice, of which approximately $3.4 billion UPB is expected to transfer upon the receipt of required consents - refer to Note 8 — MSR Related Financing Liabilities, at Fair Value.
The following table presents the composition of our MSR portfolio by investor:

MSR UPB and Fair Value	June 30, 2026		December 31, 2025
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
GSE	$2,326.0	$154.1	$2,089.2	$143.5
Ginnie Mae	697.3	34.3	528.6	28.1
Non-Agency	185.5	16.9	207.4	19.5
Total MSRs	$3,208.8	$205.3	$2,825.3	$191.1
The following table summarizes the delinquency status of loans underlying our MSRs:

	June 30, 2026				December 31, 2025
Delinquent loans	GSE	Ginnie Mae	Non - Agency	Total	GSE	Ginnie Mae	Non - Agency	Total
30 days	1.2%	4.2%	7.8%	2.7%	1.0%	4.9%	8.5%	2.9%
60 days	0.2	1.2	2.6	0.7	0.3	1.7	2.9	1.0
90 days or more	0.4	3.4	5.8	1.7	0.4	3.4	6.1	1.9
Total 30-60-90 days or more	1.8%	8.8%	16.2%	5.1%	1.7%	9.9%	17.5%	5.7%

The following table summarizes the activity of our MSRs:

Mortgage Servicing Rights – At Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$3,025.9	$2,547.4	$2,825.3	$2,466.3
Sales (1)	0.2	0.1	(20.5)	0.3
Additions:
Recognized on the sale of residential mortgage loans	155.7	82.4	260.6	142.9
Purchases of MSRs	143.8	49.1	337.2	147.4
Servicing transfers and adjustments (2) (3)	(106.0)	(12.0)	(123.2)	(12.0)
Net additions (sales)	193.7	119.7	454.1	278.6
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	61.0	26.8	73.3	7.2
Realization of cash flows (4)	(71.8)	(61.2)	(143.9)	(119.4)
Fair value gains (losses) recognized in earnings	(10.8)	(34.4)	(70.6)	(112.2)

Ending balance	$3,208.8	$2,632.6	$3,208.8	$2,632.6
(1)On January 5, 2026 we completed a sale of certain owned MSRs, with subservicing retained with a UPB of $1.3 billion. The sale proceeds were used to settle the related outstanding ESS financing liability. Refer to Note 8 — MSR Related Financing Liabilities, at Fair Value.
(2)On June 30, 2026, we derecognized $105.9 million of MSRs and the Pledged MSR liability associated with other MSR capital partners with a UPB of $5.9 billion as MSR sale accounting criteria were met.
(3)On March 1, 2026, we derecognized a portion of the Rithm Pledged MSR liability with a UPB of $1.2 billion associated with Rithm servicing agreements for which MSR sale accounting criteria were met. See Note 8 — MSR Related Financing Liabilities, at Fair Value - Rithm Transactions.
(4)Realization of expected cash flows and passage of time.

The following table summarizes the components of our servicing and subservicing fee revenue:

Servicing Revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loan servicing and subservicing fees
Servicing fee on owned MSR	$123.4	$101.7	$240.4	$199.3
Servicing fee on transferred MSR (1)	26.6	32.6	58.5	64.9
Servicing fees	150.0	134.3	298.9	264.2
Subservicing fees	25.7	23.4	51.7	49.5
	175.7	157.7	350.6	313.8
Ancillary income
Custodial accounts (float earnings)	36.6	32.3	66.7	59.4
Late charges	9.0	9.7	18.8	19.4
Reverse subservicing ancillary fees	1.8	3.0	3.8	6.5
Other	6.2	8.5	11.8	15.5
	53.6	53.5	101.1	100.8
Total Servicing and subservicing fees	$229.3	$211.3	$451.7	$414.6

Owned MSR and Subservicing	$198.0	$174.7	$384.1	$342.2
Transferred MSR (1) (2)	31.3	36.5	67.6	72.4
(1)Servicing fees collected on behalf of, and remitted to, respective parties related to transferred MSRs that do not achieve sale accounting. Remittances are reported within Pledged MSR liability expense. See Note 8 — MSR Related Financing Liabilities, at Fair Value.
(2)Includes $4.7 million and $9.1 million for the three and six months ended June 30, 2026, respectively, and $4.0 million and $7.5 million for the three and six months ended June 30, 2025, respectively, of ancillary income associated with transferred MSRs that do not achieve sale accounting and is subject to remittances reported within Pledged MSR liability expense.

Float balances on which we earn interest, referred to as float earnings (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors and tax and insurance payments) are held in escrow by unaffiliated banks and are excluded from our consolidated balance sheets. Float balances amounted to $3.39 billion and $2.58 billion at June 30, 2026 and December 31, 2025, respectively.

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

	Outstanding Balance
Borrowing Type	June 30, 2026	December 31, 2025
Pledged MSR liability, at fair value (1) (2)	$457.5	$573.2
ESS financing liability, at fair value (3)	271.5	268.8
Total MSR related financing liabilities, at fair value	$729.0	$842.0
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
(2)Includes $80.6 million fair value and $6.8 billion UPB related to Rithm at June 30, 2026 subject to termination notice, of which approximately $3.4 billion UPB is expected to transfer upon the receipt of required consents - see below under “Rithm Transactions”.
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

MSR related financing liabilities - Fair value	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$794.6	$835.5	$842.0	$846.9
ESS issuances	8.6	—	8.6	—
MSR transfers	5.9	7.5	15.4	14.2
ESS settlement (1)	—	—	(20.8)	—
Derecognition of financing liability (2) (3)	(105.9)	(12.2)	(123.1)	(12.2)
Fair value (gain) loss
Changes in fair value due to inputs and assumptions	43.9	5.1	43.6	4.1
Realization of cash flows	(18.1)	(17.8)	(36.7)	(34.8)
Total fair value (gain) loss	25.8	(12.7)	6.9	(30.7)
Ending balance	$729.0	$818.1	$729.0	$818.1
(1)On January 5, 2026 we completed a sale of certain owned MSRs, with subservicing retained with a UPB of $1.3 billion. The sale proceeds were used to settle the related outstanding ESS financing liability. Refer to Note 7 – Mortgage Servicing.
(2)On June 30, 2026, we derecognized $105.9 million of the Pledged MSR liability associated with other MSR capital partners with a UPB of $5.9 billion as MSR sale accounting criteria were met.
(3)On March 1, 2026, we derecognized a portion of the Rithm Pledged MSR liability with a UPB of $1.2 billion as MSR sale accounting criteria were met upon our transfer of title to the MSRs in connection with Rithm’s exercise of its termination right of the agreement with Onity disclosed below under “Rithm Transactions”.

The following table presents the Pledged MSR liability expense recorded in connection with MSR sale agreements that do not qualify for sale accounting (transferred MSR) and ESS financing liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Servicing fees collected on transferred MSRs	$26.6	$32.6	$58.5	$64.9
Less: Subservicing fee retained by Onity	(4.4)	(5.5)	(9.5)	(11.4)
Ancillary fee/income and other settlement (including expense reimbursement)	3.4	2.9	6.4	5.2
Transferred MSR net servicing fee remittance	25.6	30.0	55.4	58.8
ESS servicing spread remittance	12.6	13.0	25.4	26.1
Pledged MSR liability expense	$38.2	$43.0	$80.8	$84.9

Three Months Ended March 31,
Rithm Transactions
Starting in 2012, Onity and OMC entered into agreements to sell MSRs and the related servicing advances to Rithm, for which OMC has been retained as subservicer. Since December 31, 2023, we have accounted for the relationships in two ways: (i) as an MSR transfer that does not qualify for sale accounting for a UPB of $6.8 billion which are referred to as Rights to MSRs (RMSR) and accounted for as a secured borrowing, with $80.6 million MSR and associated Pledged MSR liability on our consolidated balance sheet as of June 30, 2026; and (ii) as subservicing agreements for a UPB of $1.2 billion (UPB balances as of June 30, 2026).
The RMSR agreement and subservicing agreements were subject to automatic one-year renewals, subject to advance notice of termination. On October 31, 2025, we were notified by Rithm of its intent not to renew its subservicing agreements effective January 31, 2026. The termination is for convenience and not for cause. The servicing transfer to Rithm’s own servicing platform began in the first quarter of 2026 with the transfer of $1.2 billion RMSR UPB and $0.6 billion subservicing UPB on March 1, 2026. During the second quarter of 2026, we transferred an additional $21.2 billion of subservicing UPB (also refer to Note 23 – Subsequent Events).
The transfer of the remaining $6.8 billion UPB of the RMSR agreement is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain. As of June 30, 2026, Rithm and Onity do not expect consents to be received with respect to approximately $3.4 billion of the remaining UPB. Upon exercise of its termination right of the RMSR agreement, Rithm had the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Onity’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the RMSR Agreements. Because Rithm did not sell the Rights to MSRs or establish a substitute RMSR arrangement with another servicer with respect to the full UPB subject to the RMSR agreement, Rithm had the right, for a period of 120 days following the effective date of termination, to revoke its termination notice and re-instate the applicable servicing addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the RMSR Agreements would be transferred to up to three subservicers who would subservice under Onity’s oversight subject to an oversight fee and reimbursement of expenses. Rithm did not exercise its right to revoke its termination notice within 120 days. Rithm and Onity are presently negotiating the terms under which Onity will continue to service the approximately $3.4 billion of UPB presently subject to the RMSR agreement that the parties do not expect to receive consent to transfer.
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
Note 9 – MSR Valuation Adjustments, Net
The table below presents the components of MSR valuation adjustments, net, that include four MSR related instruments which we account for at fair value with changes in fair value recorded in earnings (also refer to Note 7 – Mortgage Servicing and Note 8 — MSR Related Financing Liabilities, at Fair Value):

(i) the fair value changes of the total MSR portfolio (Total MSRs) recorded on our consolidated balance sheets ($3.2 billion fair value asset at June 30, 2026). Total MSRs include owned MSRs and MSRs that have been sold or transferred to third parties in transactions that do not achieve sale accounting criteria. Owned MSRs include MSRs subject to ESS financing transactions;
(ii) the fair value changes of the Pledged MSR liabilities recorded as liabilities on our consolidated balance sheets when MSR sale accounting criteria are not achieved ($457.5 million fair value liability at June 30, 2026);
(iii) the fair value changes of the ESS financing liabilities for which we elected the fair value option ($271.5 million fair value liability at June 30, 2026); and
(iv) the fair value changes of the derivative instruments economically hedging the MSR exposure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total MSRs	$(10.7)	$(34.4)	$(70.6)	$(112.2)
Pledged MSR liabilities (1)	(16.3)	4.9	8.0	15.9
ESS financing liabilities	(9.5)	7.8	(14.9)	14.8

Derivative fair value gain (loss) (MSR economic hedges) (2)	(34.0)	(5.5)	(62.0)	15.3

MSR valuation adjustments, net	$(70.5)	$(27.3)	$(139.5)	$(66.2)

Total changes in fair value due to realization of cash flows, net	$(53.7)	$(43.4)	$(107.1)	$(84.6)
Total changes in fair value due to inputs and assumptions (3)	(16.8)	16.2	(32.4)	18.4
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

Note 10 – Receivables

	June 30, 2026	December 31, 2025
Servicing-related receivables:
Government-insured loan claims - Reverse	$90.9	$83.8
Government-insured loan claims - Forward	24.2	30.2
Subservicing fees and reimbursable expenses	14.5	20.2
Due from custodial accounts	30.7	15.4
Receivable from sale of MSRs (holdback) (1)	15.4	8.8
Other (1)	42.8	8.1
	218.5	166.5
Income taxes receivable (2)	30.7	30.1
Other receivables	5.8	9.7
	255.0	206.4
Allowance for losses	(21.1)	(16.5)
	$233.9	$189.8
(1)Includes $6.8 million holdback and $25.8 million other receivables due in connection with the FAR transaction at June 30, 2026. Refer to Note 5 - Reverse Mortgages.
(2)Includes $28.3 million and $27.9 million at June 30, 2026 and December 31, 2025, respectively, from the USVI Bureau of Internal Revenue (BIR) for a refund of income taxes paid in prior years. In December 2022, we executed an agreement with the BIR for payment of the income tax refunds related to tax years 2013 through 2015, plus accrued interest, over a two-year period ending December 31, 2024. The BIR did not make the payment that was due on December 31, 2023 nor any subsequent payments pursuant to the agreement.

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

Allowance for Losses	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$19.4	$19.2	$16.5	$18.1
Provision	3.1	3.3	7.0	5.9
Charge-offs and other, net	(1.4)	(7.2)	(2.4)	(8.8)
Ending balance	$21.1	$15.3	$21.1	$15.3
At June 30, 2026 and December 31, 2025, the allowance for losses related to FHA-, VA- or USDA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $18.7 million and $15.5 million, respectively.

Note 11 – Other Assets

	June 30, 2026	December 31, 2025
REO ($162.8 and $81.0 related to VIEs)	$165.4	$83.8
Deferred tax assets, net - See Note 17	125.9	123.8
Derivatives, at fair value - See Note 15	41.4	28.1
Prepaid expenses (including prepaid lender fees)	21.4	23.2
Derivative related receivable	2.1	0.7
Intangible assets, net (net of accumulated amortization of $14.5 and $14.0)	1.9	2.4
Other	7.2	12.0
	$365.3	$273.9

Note 12 – Borrowings

Advance Match Funded Liabilities		Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Expected Repayment Date (1)	Uncommitted	Committed	June 30, 2026	December 31, 2025
$350 million Ocwen Master Advance Receivables Trust (OMART) - Advance Receivables Backed Notes - Series 2025-VF1 (2) (3)	September 2027	$—	$135.9	$214.1	$273.2
$100 million Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (2)	May 2027	—	95.9	4.1	4.5
$350 million PGAF Issuer LLC - Advance Receivables Backed Notes, Series 2025-VF1 (2)	May 2027	—	313.5	36.5	63.7
$14.4 million EBO Advance facility (4)	N/A	14.4	—	—	0.5
Total Advance match funded liabilities		$14.4	$545.3	$254.7	$341.9

Weighted average interest rate (5)				5.49%	5.81%
(1)The Expected Repayment Date of our facilities, as defined, is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance is required if the note is not renewed or extended.

(2)The committed borrowing capacity under the OMART, OGAF and PGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At June 30, 2026, none of the remaining borrowing capacity of these advance financing notes could be used based on the amount of eligible collateral.
(3) In July 2026, the total borrowing capacity under the OMART facility was reduced from $350.0 million to $250.0 million.
(4)The agreement has no stated maturity date; however each transaction has a maximum duration of four years. At June 30, 2026, none of the remaining borrowing capacity of the facility could be used based on the amount of eligible collateral.
(5)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At June 30, 2026 and December 31, 2025, the balance of unamortized prepaid lender fees was $1.4 million and $2.0 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Warehouse Facilities	Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Uncommitted	Committed (1)	June 30, 2026	December 31, 2025
Total mortgage warehouse facilities (2)	$1,983.0	$295.9	$2,061.7	$1,224.6

Weighted average interest rate (3)			5.07%	5.24%
(1)Of the borrowing capacity on mortgage loan financing facilities extended on a committed basis, none of the remaining borrowing capacity could be used at June 30, 2026 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)We use mortgage loan repurchase agreements, participation agreements and other warehouse facilities with various financial institutions to fund newly originated or purchased loans on a short-term basis until they are sold or securitized to secondary market investors, and to fund repurchases of certain Ginnie Mae forward loans, HECM loans and other types of loans or mortgage related assets. Our warehouse facilities generally have maximum terms of 364 days, and have typically been, and are expected to be renewed, replaced or extended annually. We have pledged Loans held for sale (LHFS), unsecuritized Reverse loans, Servicing advances, Receivables and REO as collateral to secure the borrowings. The facilities have contractual maturities ranging from August 2026-April 2027.
(3)The weighted average interest rate excludes the effect of the amortization of discount, debt issuance costs, and prepaid lender fees. At June 30, 2026 and December 31, 2025, unamortized prepaid lender fees were $0.7 million and $1.1 million, respectively, and are included in Other assets in our consolidated balance sheets. At June 30, 2026 and December 31, 2025, 1-Month (1M) Term Secured Overnight Financing Rate (SOFR) was 3.65% and 3.69%, respectively.

Reverse Mortgage Securitization Notes				Outstanding Balance
Borrowing Type	Maturity	Mandatory call date	Initial principal amount	June 30, 2026	December 31, 2025
OLIT Asset-Backed Notes, Series 2023-HB1 (1)(3)	June 2036	June 2026	$264.9	$—	$76.5
OLIT Asset-Backed Notes, Series 2024-HB1 (1)	February 2037	February 2027	268.6	103.8	116.1
OLIT Asset-Backed Notes, Series 2024-HB2 (1)	August 2037	August 2027	330.6	172.3	193.8
OLIT Asset-Backed Notes, Series 2025-HB1 (1)	June 2038	June 2028	322.5	164.1	194.7
OLIT Asset-Backed Notes, Series 2025-HB2 (1)	November 2038	November 2028	413.3	299.6	370.8
OLIT Asset-Backed Notes, Series 2026-HB1 (1)	March 2039	March 2029	511.9	398.9	—
OLIT Asset-Backed Notes, Series 2026-HB2 (1)	May 2039	May 2029	499.9	398.1	—
OLIT Asset-Backed Notes, Series 2026-HB3 (1)	June 2039	June 2029	504.6	504.6	—
Total Reverse mortgage securitization notes - outstanding principal amount				2,041.4	951.9
Unamortized discount and debt issuance costs (2)				(116.4)	(52.6)
Total Reverse mortgage securitization notes, net				$1,925.0	$899.3
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
(2)The notes have a stated interest rate of 3.0%, with the exception of Series 2024-HB2 with an interest rate of 5.0%. The interest rate excludes the effect of the amortization of discount and debt issuance costs.
(3)The Series 2023- HB1 notes were redeemed in May 2026 prior to the mandatory call date, and the remaining collateral was included in the issuance of the 2026-HB2 Notes.

MSR Financing Facilities			Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	June 30, 2026	December 31, 2025
$400 million GSE MSR financing facility (2)	MSRs	August 2026	$—	$236.6	$163.4	$633.1
$500 million Ginnie Mae MSR and Servicing Advance financing facility (3)	MSRs, Advances	January 2027	34.8	—	465.2	371.4
$70 million PLS MSR financing facility (4)	MSRs	February 2027	2.9	—	67.1	67.8
$500 million Fannie Mae MSR financing facility (5)	MSRs	May 2027	35.5	—	464.5	—
$400 million GSE MSR financing facility (6)	MSRs	May 2029	—	10.3	389.7	194.5
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1	MSRs	February 2028	—	—	16.2	18.5
Total MSR financing facilities			$73.2	$246.9	$1,566.1	$1,285.2

Weighted average interest rate (7)					6.47%	6.70%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $33.4 million of the remaining borrowing capacity could be used at June 30, 2026 based on the amount of eligible collateral that was pledged and could be financed on a committed basis.
(2)Our obligations under this facility are secured by a lien on certain GSE MSRs. Onity guarantees the obligations under this facility. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. In January 2026, the maturity date was extended to May 2026. In April 2026, the maturity date was extended to August 2026. In May 2026, the borrowing capacity was decreased from $750.0 million to $400.0 million.
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
(5)In May 2026, we entered into a new facility secured by a lien on certain of our Fannie Mae MSRs with a maturity date of May 2027 and total borrowing capacity of $450.0 million. Onity guarantees the obligations under the facility. We are subject to daily margining requirements under the terms of the facility. In June 2026, the borrowing capacity was temporarily increased to $500.0 million through August 2026. In July 2026, we repaid $250.0 million of the balance outstanding under this facility and entered into a $250.0 million term loan facility secured by a lien on certain of our Fannie Mae MSRs with a maturity date of July 2029. Onity guarantees the obligations under the facility. We are subject to daily margining requirements under the terms of the facility. See Note 2 – Securitizations and Variable Interest Entities for additional information.
(6)This facility is secured by a lien on certain of our GSE MSRs and is subject to daily margining requirements. Onity guarantees the obligations under the facility. In May 2026, the maturity date was extended to May 2029 and the borrowing capacity was increased from $250.0 million to $400.0 million.
(7)Weighted average interest rate excludes the effect of the amortization of debt issuance costs and prepaid lender fees. At June 30, 2026 and December 31, 2025, unamortized prepaid lender fees related to revolving-type MSR financing facilities were $4.0 million and $1.5 million, respectively, and are included in Other assets in our consolidated balance sheets.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			June 30, 2026	December 31, 2025
Senior Notes Due 2029	9.875%	November 2029	$700.0	$500.0

Unamortized premium			5.9	—
Unamortized discount			(1.6)	(1.8)
Unamortized debt issuance costs			(11.1)	(8.6)
Unamortized premium, discount and debt issuance costs			(6.8)	(10.4)
Senior notes, net			$693.2	$489.6
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
Covenants
Under the terms of our debt agreements in effect as of June 30, 2026, we are subject to various affirmative and negative covenants. Collectively, these covenants include:
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at June 30, 2026 is a minimum of $275.0 million and $125.0 million, tangible net worth for Onity and OMC, respectively. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at June 30, 2026 is for a minimum of $65.0 million and $20.0 million for Onity and OMC, respectively. None of our debt agreements have any tangible net worth or liquidity requirements at PAS due to the guarantee of Onity. See Note 20 – Regulatory Requirements for our regulatory capital and liquidity requirements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.
Collateral
Our assets pledged as collateral for secured borrowings are as follows at June 30, 2026. Assets may also be subject to other liens or restrictions under various agreements.

	Assets	Pledged Assets	Collateralized Financings (9)	Liability Categories
Cash (1)	$196.6	$—	$—	n/a (1)
Restricted cash (2)	196.3	171.9	—	Multiple
Owned MSRs, excluding ESS (3) (5)	2,377.5	2,389.2	1,511.9	MSR financing facilities
Transferred MSRs, including ESS (4)	831.3	831.3	746.9	MSR related financing liabilities and MSR financing facilities (4)
Advances, net (5)	369.5	339.1	291.0	Advance match funded liabilities and MSR financing facilities
Loans held for sale	3,601.9	3,544.9	3,784.3	Mortgage warehouse facilities and Reverse mortgage securitization notes
Reverse loans pooled into HMBS
Held for investment - securitized (6) (7)	3,627.1	3,627.1	3,610.9	HMBS- related borrowings
Held for investment - unsecuritized (7)	13.4	4.8	4.1	Mortgage warehouse facilities
Receivables, net	233.9	98.6	114.2	Mortgage warehouse facilities and Reverse mortgage securitization notes
REO (Other assets)	165.4	162.8	200.5	Mortgage warehouse facilities and Reverse mortgage securitization notes
Total (8)	$11,612.9	$11,169.7	$10,263.8
(1)Includes $170.1 million Available Cash held by Regulated Subsidiary Guarantors, as defined, pursuant to the Senior Notes Due 2029.
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
(4)Includes MSRs transferred MSR capital partners that are accounted for as secured financings and ESS pledged MSRs. Includes $17.9 million MSR financing facilities.
(5)$36.3 million drawn under the $500.0 million Ginnie Mae MSR financing facility is used to finance Ginnie Mae related advances.
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
(9)Amounts represent UPB and fair value for borrowings accounted for at amortized cost and fair value, respectively.

Note 13 – Other Liabilities

	June 30, 2026	December 31, 2025
Compensation-related and other accrued expenses	$68.5	$84.8
Servicing-related obligations	63.6	64.9
Checks held for escheat	52.7	53.2
Liability for indemnification obligations	29.4	27.8
Accrued interest payable	25.1	17.1
Accrued legal fees and settlements	13.7	27.6
Due to Rithm - Advance collections and servicing fees - See Note 21	12.8	47.9
Derivatives, at fair value - See Note 15	10.4	9.1
Liability for unfunded gratuity plans	9.0	9.2
Derivative related payables	7.7	4.7
MSR purchase price holdback	7.4	3.0
Lease liability	7.2	7.2
Mortgage insurance premium payable	6.7	6.6
Excess servicing fee spread payable	1.9	2.2
Income taxes payable	1.0	2.9
Other	6.4	6.7
	$323.5	$374.9

Note 14 – Stockholders’ Equity
On February 10, 2026, Onity’s Board of Directors authorized a share repurchase program for an aggregate amount of up to $10.0 million of Onity’s issued and outstanding shares of common stock. As of May 1, 2026, we completed the program, repurchasing 242,753 shares of our common stock in the open market at prevailing market prices for a total purchase price (inclusive of applicable fees, costs and expenses) of $10.0 million at an average price per share (excluding commissions) of $41.16. The repurchased shares were retired and cancelled in tranches throughout the term of the program, and all were retired as of May 1, 2026.
On June 1, 2026, Onity’s Board of Directors authorized an additional share repurchase program for an aggregate amount of up to $20.0 million of Onity’s issued and outstanding shares of common stock. During June 2026, we completed the repurchase of 53,034 shares of our common stock in the open market under this program at prevailing market prices for a total purchase price (inclusive of applicable fees, costs and expenses) of $2.0 million at an average price per share (excluding commissions) of $37.10. The repurchased shares were retired and cancelled as of June 30, 2026. Unless Onity amends the share repurchase program or repurchases the full $20.0 million amount by an earlier date, the share repurchase program will continue through June 2027. No assurances can be given as to the number of shares, if any, that Onity may repurchase in any given period. The total monthly purchase limit under the program is $2.0 million. Also refer to Note 23 – Subsequent Events for information regarding additional share repurchases.

Note 15 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during any of the periods presented.

	June 30, 2026			December 31, 2025
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward loans IRLCs	July 2026 to October 2026	$2,305.9	$17.3	January - April 2026	$2,461.9	$16.5
Reverse loans IRLCs	September 2026	0.4	—	February - April 2026	18.6	0.8
TBA forward MBS trades	July 2026 - September 2026	2,277.9	8.8	January - March 2026	1,913.5	8.4
Interest rate futures	September 2026	2,331.0	14.9	March 2026	590.0	1.9
Interest rate option contracts	July 2026-August 2026	400.0	0.4	January 2026	50.0	0.5
Total		$7,315.2	$41.4		$5,034.0	$28.1

Derivative Liabilities (Other liabilities)
Forward sales of Reverse loans	N/A	—	—	January 2026	30.0	(0.2)
TBA forward MBS trades	July 2026 - September 2026	3,240.5	(9.8)	January - March 2026	2,171.6	(6.6)
Interest rate futures	September 2026	321.5	(0.6)	March 2026	1,935.0	(1.8)
Interest rate option contracts	N/A	—	—	January 2026	50.0	(0.5)
Total		$3,562.0	$(10.4)		$4,186.6	$(9.1)
The table below summarizes the net gains and losses of our derivative instruments recognized in our unaudited consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,		Financial Statement Line
Gain (Loss)	2026	2025	2026	2025
Derivative Instruments
Forward loans IRLCs	$13.1	$8.9	$0.8	$17.8	Gain on loans held for sale, net
Reverse loans IRLCs	(0.8)	(0.2)	(0.8)	0.8	Gain on reverse loans and HMBS-related borrowings, net
Forward trades (economically hedging forward pipeline trades and EBO pipeline)	—	(1.1)	—	(2.8)	Gain on loans held for sale, net (Economic hedge)
TBA trades and Interest rate futures (economically hedging forward pipeline trades and EBO pipeline)	(17.5)	(5.6)	12.9	(25.4)	Gain on loans held for sale, net (Economic hedge)
Interest rate futures, TBA trades and interest rate option contracts	(34.0)	(5.5)	(62.0)	15.3	MSR valuation adjustments, net
Interest rate futures	2.4	—	4.8	—	Gain on reverse loans and HMBS-related borrowings, net
Forward sales of Reverse loans	—	0.1	0.2	(0.5)	Gain on reverse loans and HMBS-related borrowings, net
Total	$(36.8)	$(3.4)	$(44.1)	$5.3
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
Pipeline Hedging - Interest Rate Lock Commitments and Loans Held for Sale, at Fair Value
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 75 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 to 30 days. Loans held for sale are generally funded and sold within 5 to 30 days. This interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs and to a lesser extent 3-year and 5-year swap futures. We have elected the fair value option for pipeline loans held for sale for risk management purposes. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, thus to preserve the initial gain on sale margin at lock date. Actual fair value changes of derivatives may not fully offset fair value changes of the IRLCs and loans due to many factors including basis risk or market volatility. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net or Gain on reverse loans and HMBS-related borrowings, net in our consolidated statements of operations.

Note 16 – Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Mortgage warehouse facilities	$27.3	$21.7	$48.2	$37.7
MSR financing facilities	25.4	21.6	46.2	40.2
Reverse mortgage securitization notes	24.8	10.1	41.7	20.2
Senior Notes Due 2029	17.7	12.9	33.8	25.7
Advance match funded liabilities	5.9	7.8	12.1	15.7
Escrow	2.0	1.6	3.7	3.3
	$103.1	$75.6	$185.7	$142.7

Note 17 - Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$(3.2)	$1.3	$(2.9)	$(11.7)
Income (loss) before income taxes	$(15.1)	$22.8	$(7.1)	$32.0
Effective tax rate	20.9%	5.8%	40.3%	(36.6)%
The year-to-date income tax expense (benefit) in interim periods is the product of the estimated annual effective tax rate (AETR) applied to year-to-date ordinary income, exclusive of discrete items. Tax effects of discrete items are then included to arrive at the total reported interim income tax provision, as they are recognized in the period in which they occur. Discrete items generally include items such as changes in tax laws, return-to-provision adjustments, uncertain tax position adjustments, valuation allowance changes, current year activity for which it is not appropriate to apply the projected AETR, etc. Discrete items may cause the quarterly or year to date effective tax rate to differ significantly from the projected annual effective tax rate.
Income tax benefit for the six months ended June 30, 2026 includes income tax expense attributed to the U.S. jurisdiction whereas in the six months ended June 30, 2025 no such U.S. jurisdiction income tax expense was recognized due to a full valuation allowance against U.S. federal deferred tax assets. The income tax benefit for the six months ended June 30, 2026 also includes the discrete tax impact of certain MSR fair value changes and hedging gains and losses. For the six months ended June 30, 2025, the $11.7 million income tax benefit includes the recognition of a $13.3 million benefit due to the favorable resolution of a prior-year uncertain tax position.
Following the release of a significant portion of our valuation allowance as of December 31, 2025 ($120.1 million), our annual effective tax rate for the year ended December 31, 2026 is expected to exceed the 21% federal statutory income tax rate primarily due to state taxes and the disallowance of certain executive compensation expenses.
As of June 30, 2026, we believe that the weight of the positive evidence outweighs the negative evidence regarding the realization of our U.S. federal deferred tax assets, including cumulative income in recent years and expectations regarding future profitability. As of June 30, 2026, for certain U.S. state net operating losses and interest expense disallowance carryforwards, we believe the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these state deferred tax assets and as a result are not considered to be more likely than not realizable; therefore, we have maintained a valuation allowance against these assets.
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

Note 18 – Basic and Diluted Earnings per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding including the potential dilutive shares of common stock related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method. For the three and six months ended June 30, 2026, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$(12.9)	$20.5	$(6.3)	$41.6

Weighted average shares of common stock outstanding	8,447,094	8,021,182	8,470,827	7,947,992

Basic earnings (loss) per share	$(1.53)	$2.55	$(0.74)	$5.23

Diluted earnings (loss) per share
Net income (loss) attributable to common stockholders	$(12.9)	$20.5	$(6.3)	$41.6

Weighted average shares of common stock outstanding	8,447,094	8,021,182	8,470,827	7,947,992
Effect of dilutive elements
Common stock warrants (1)	—	285,410	—	254,984
Stock option awards	—	87	—	62
Common stock awards	—	227,948	—	283,120
Dilutive weighted average shares of common stock	8,447,094	8,534,627	8,470,827	8,486,158

Diluted earnings (loss) per share	$(1.53)	$2.40	$(0.74)	$4.90

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (2)	20,890	17,799	19,345	19,729
Market-based (3)	—	22,565	—	22,565
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

Financial information for our segments prepared under GAAP is as follows:
	Three Months Ended June 30, 2026
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$229.3	$—	$—	$229.3
Gain on reverse loans and HMBS-related borrowings, net	2.2	1.6	—	3.8
Gain (loss) on loans held for sale, net	(3.6)	33.0	—	29.4
Other revenue, net	5.7	14.7	—	20.4
Revenue	233.6	49.3	—	282.9

MSR valuation adjustments, net	(83.1)	12.6	—	(70.5)

Operating expenses
Compensation and benefits	21.8	21.1	26.9	69.8
Servicing and origination	17.8	5.3	—	23.1
Technology and communications	8.2	3.1	6.6	17.9
Professional services	7.2	0.6	8.9	16.7
Occupancy, equipment and mailing	6.4	1.3	0.5	8.2
Corporate overhead allocations	14.6	5.1	(19.7)	—
Other expenses	0.2	1.2	1.9	3.3
Operating expenses	76.2	37.7	25.1	139.0

Other income (expense):
Interest income	24.9	29.6	1.0	55.5
Interest expense	(71.6)	(25.7)	(5.8)	(103.1)
Pledged MSR liability expense	(38.2)	—	—	(38.2)
Other, net	(2.2)	(0.7)	0.2	(2.7)
Other income (expense), net	(87.1)	3.2	(4.6)	(88.5)

Income (loss) before income taxes	$(12.8)	$27.4	$(29.7)	$(15.1)

	Three Months Ended June 30, 2025
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$211.3	$—	$—	$211.3
Gain on reverse loans and HMBS-related borrowings, net	5.9	6.1	—	11.9
Gain (loss) on loans held for sale, net	(5.0)	15.4	—	10.4
Other revenue, net	5.0	8.0	—	13.0
Revenue	217.1	29.5	—	246.6

MSR valuation adjustments, net	(31.4)	4.2	—	(27.3)

Operating expenses
Compensation and benefits	22.9	13.8	24.2	60.9
Servicing and origination	10.5	2.6	(0.1)	13.0
Technology and communications	7.5	2.3	5.7	15.5
Professional services	1.1	0.5	6.8	8.4
Occupancy, equipment and mailing	6.9	0.8	0.4	8.1
Corporate overhead allocations	13.1	3.9	(17.0)	—
Other expenses	0.6	1.7	1.3	3.7
Operating expenses	62.6	25.6	21.3	109.5

Other income (expense):
Interest income	11.7	19.4	1.1	32.1
Interest expense	(51.1)	(18.3)	(6.3)	(75.6)
Pledged MSR liability expense	(43.0)	—	—	(43.0)
Other, net	(0.2)	(0.1)	(0.1)	(0.4)
Other income (expense), net	(82.7)	1.0	(5.3)	(87.0)

Income (loss) before income taxes	$40.4	$9.0	$(26.6)	$22.8

	Six Months Ended June 30, 2026
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$451.7	$—	$—	$451.7
Gain on reverse loans and HMBS-related borrowings, net	16.5	6.0	—	22.5
Gain (loss) on loans held for sale, net	(6.3)	69.8	—	63.5
Other revenue, net	12.2	27.3	—	39.5
Revenue	474.1	103.1	—	577.2

MSR valuation adjustments, net	(163.6)	24.1	—	(139.5)

Operating expenses
Compensation and benefits	45.0	41.9	52.6	139.5
Servicing and origination	33.0	8.6	—	41.6
Technology and communications	16.4	5.9	13.1	35.4
Professional services	14.5	1.1	15.8	31.4
Occupancy, equipment and mailing	13.7	2.1	0.9	16.7
Corporate overhead allocations	29.3	10.3	(39.6)	—
Other expenses	0.4	2.8	3.4	6.6
Operating expenses	152.3	72.7	46.2	271.2

Other income (expense):
Interest income	42.9	51.4	2.2	96.5
Interest expense	(130.1)	(44.3)	(11.3)	(185.7)
Pledged MSR liability expense	(80.9)	—	0.1	(80.8)
Other, net	(2.8)	(1.1)	0.3	(3.6)
Other income (expense), net	(170.9)	6.0	(8.7)	(173.6)

Income (loss) before income taxes	$(12.7)	$60.5	$(54.9)	$(7.1)

	Six Months Ended June 30, 2025
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$414.6	$—	$—	$414.6
Gain on reverse loans and HMBS-related borrowings, net	22.8	12.9	—	35.7
Gain (loss) on loans held for sale, net	(8.8)	31.0	—	22.2
Other revenue, net	9.7	14.2	—	23.9
Revenue	438.3	58.1	—	496.4

MSR valuation adjustments, net	(73.3)	7.2	—	(66.2)

Operating expenses
Compensation and benefits	46.0	26.2	46.1	118.4
Servicing and origination	22.2	3.7	0.1	26.0
Technology and communications	14.9	4.3	11.2	30.5
Professional services	7.4	1.0	22.7	31.0
Occupancy, equipment and mailing	14.1	1.5	0.7	16.3
Corporate overhead allocations	25.5	7.8	(33.4)	—
Other expenses	1.1	3.2	2.9	7.2
Operating expenses	131.2	47.9	50.4	229.4

Other income (expense):
Interest income	23.5	32.7	2.1	58.3
Interest expense	(98.9)	(31.0)	(12.7)	(142.7)
Pledged MSR liability expense	(85.0)	—	0.1	(84.9)
Other, net	0.3	(0.5)	0.7	0.4
Other income (expense), net	(160.2)	1.2	(9.8)	(168.8)

Income (loss) before income taxes	$73.5	$18.6	$(60.2)	$32.0

Total Assets	Servicing	Originations	Corporate	Business Segments Consolidated
June 30, 2026	$9,880.3	$2,116.0	$354.0	$12,350.3
December 31, 2025	14,683.5	1,252.3	234.8	16,170.6

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
•Minimum capital ratio (FHFA) or leverage ratio (Ginnie Mae) of 6% - defined as Tangible or Adjusted Net Worth to total assets. As issuer of HMBS, OMC received an exemption to exclude reverse mortgage loans securitized into HMBS ($3.6 billion at June 30, 2026) from total assets due to the “lack of true sale accounting treatment of the HMBS Program” as per the Ginnie Mae guide.
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
We believe our licensed entities were in compliance with all of their minimum net worth, capital and liquidity requirements at June 30, 2026. The most restrictive requirements were as follows at June 30, 2026:

	Required	Reported
Net worth
OMC	$237.9	392.6
PAS	308.2	353.5
Liquidity (3)
OMC - FHFA (1)	86.5	144.2
OMC - Ginnie Mae (2)	74.2	425.5
PAS - FHFA (1)	96.3	230.5
(1)Reported liquidity includes 50 percent of the unused portion of committed Agency servicing advance facilities, as defined by the FHFA.

(2)Reported liquidity includes Servicing advances as eligible liquidity pursuant to Ginnie Mae’s liquidity requirements.
(3)The liquidity displayed in the above table reflects liquidity measures as defined by regulators that differ from the total liquidity available to finance the business. At June 30, 2026, our total liquidity of $230.0 million included $196.6 million of unrestricted cash and $33.4 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral.
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
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.7 billion at June 30, 2026. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the six months ended June 30, 2026, we funded $144.4 million out of the $2.9 billion borrowing capacity as of December 31, 2025. We also had short-term commitments to lend $2.3 billion and $0.4 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at June 30, 2026. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, also referred to as warehouse lines, prior to their respective securitization.
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of a reverse mortgage loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). The table below provides the breakdown of the portfolio UPB with respect to the percentage of the MCA at June 30, 2026.

Securitized HECM loans at less than 92% MCA	$2,942.8
Securitized HECM loans at equal to or greater than 92% and less than 95% MCA	223.6
Securitized HECM loans at equal to or greater than 95% MCA and less than 98% MCA	288.4
Total Securitized HECM loans UPB	$3,454.8
For the six months ended June 30, 2026 and 2025, we repurchased HECM loans from Ginnie Mae securitizations in the amount of $378.3 million and $273.1 million, respectively. Activity with regard to HMBS repurchases for the six months ended June 30, 2026 is as follows:

	Active (2)	Inactive	Total
Beginning balance	$77.1	$257.2	$334.3
Additions	316.5	61.9	378.3
Recoveries, net (1)	(332.5)	(59.5)	(392.0)
Transfers	4.9	(4.9)	—
Changes in value	(0.3)	(2.6)	(2.9)
Ending balance	$65.7	$252.1	$317.7
(1)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
(2)Excludes $275.7 million UPB in loans directly assigned to HUD from the underlying Ginnie Mae securities without a cash repurchase from us ($760.9 million for the six months ended June 30, 2025).
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
For the six months ended June 30, 2026, servicing and subservicing fees from Rithm amounted to $31.4 million, or 9% of total servicing and subservicing fees (excluding ancillary income) ($41.6 million or 13% in the six months ended June 30, 2025, respectively), and the related Rithm Pledged MSR liability expense amounted to $15.1 million and $18.6 million in the respective periods. As of June 30, 2026, Rithm represented $8.0 billion, or 2% of the UPB and 5% of the loan count of our total servicing and subservicing portfolio, and approximately 17% of all delinquent loans that Onity services. On October 31, 2025, Rithm exercised its right to terminate the subservicing agreements for convenience, effective January 31, 2026. The servicing transfer to Rithm’s own servicing platform began in the first quarter of 2026 with the transfer of $1.2 billion RMSR UPB and $0.6 billion subservicing UPB on March 1, 2026. During the second quarter of 2026, we transferred an additional $21.2 billion of subservicing UPB. The transfer of the remaining $6.8 billion RMSR UPB (MSR transactions which do not qualify for sale accounting treatment) is subject to the receipt of necessary consents from trustees and others, the timing and success of which are uncertain. As of June 30, 2026, Rithm and Onity do not expect consents to be received with respect to approximately $3.4 billion of the remaining RMSR UPB. Upon transfer, we have downsized and expect to further downsize certain aspects of our servicing business as well as the related corporate support functions. In addition, the float amount associated with the advance collections and servicing fees of the servicing portfolio will be repaid to Rithm in cash based on the amount due upon transfer. Also refer to Note 8 — MSR Related Financing Liabilities, at Fair Value, Note 13 – Other Liabilities and Note 23 – Subsequent Events.
Servicing and subservicing fees from MAV for the six months ended June 30, 2026 amounted to $27.9 million, or 8% of total servicing and subservicing fees (excluding ancillary income) ($29.7 million or 9% for the six months ended June 30, 2025, respectively). The related MAV Pledged MSR liability expense amounted to $21.7 million and $23.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, our servicing and subservicing portfolio with MAV represented $37.7 billion UPB, or 11% of the UPB and 11% of the loan count of our total servicing and subservicing portfolio. OMC has the right to be the exclusive subservicer through November 2029 subject to certain extensions of all MSRs that MAV currently owns, for all future MSRs that MAV acquires from OMC, and for the majority of MAV’s MSR portfolio overall, as defined. In addition, the parties agreed to lockout restrictions where MAV is restricted to sell or otherwise transfer MSRs owned by MAV in 25% annual increments through September 2027. Also refer to Note 7 – Mortgage Servicing and Note 8 — MSR Related Financing Liabilities, at Fair Value.

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
Our current accrual with respect to the following matters (Litigation and Regulatory) is included in the $13.7 million legal and regulatory accrual (see Note 13 – Other Liabilities, Accrued legal fees and settlements). We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at June 30, 2026. Any material adverse resolution of these matters could materially and adversely affect our business, reputation, financial condition, liquidity, and results of operations.
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
USVI Tax Refund - We are engaged in ongoing litigation with the United States Virgin Islands (“USVI”) concerning disputes arising from our Economic Development Commission Certificate and related agreements, including our claims for amounts owed by the USVI. See Note 10 – Receivables. On April 30, 2025, the USVI filed an additional lawsuit in the Superior Court of the Virgin Islands against us alleging that we did not satisfy the conditions for receiving benefits under our Economic Development Commission Certificate. We removed that matter to federal court and filed a motion to dismiss, which remains pending. We intend to vigorously pursue our rights with respect to these various matters.
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
At June 30, 2026 and June 30, 2025, we had outstanding representation and warranty repurchase demands of $31.2 million UPB (81 loans) and $37.8 million UPB (122 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Six Months Ended June 30,
	2026	2025
Beginning balance (1)	$23.0	$27.4
Provision for (reversal of) representation and warranty obligations	2.5	(2.1)
Provision for representation and warranty obligations - New production liability	2.4	1.5
Charge-offs and other (2)	(4.6)	(3.9)
Ending balance (1)	$23.3	$23.0
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
Note 23 – Subsequent Events
Repurchase of Common Stock
During July 2026, we completed the repurchase of 51,527 shares of our common stock in the open market at prevailing market prices for a total purchase price of $2.0 million at an average price paid per share of $39.39. These shares were repurchased under the $20.0 million program authorized by Onity’s Board of Directors in June 2026, which will continue through June 2027 unless Onity amends the program or repurchases the full $20.0 million amount by an earlier date. See Note 14 – Stockholders’ Equity for additional information.
Rithm Portfolio Deboarding
As disclosed in Note 8 — MSR Related Financing Liabilities, at Fair Value, on October 31, 2025 we were notified by Rithm of its intent not to renew its subservicing agreements effective January 31, 2026. Servicing transfers to Rithm’s own servicing platform began on March 1, 2026. On August 3, 2026 we completed an additional transfer of $3.2 billion UPB to Rithm’s platform comprised of $2.6 billion RMSR UPB (MSR transactions which do not qualify for sale accounting treatment) and $0.6 billion subservicing UPB, respectively.
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, including for charts, except per share amounts and unless otherwise indicated. Amounts may not add in certain tables due to rounding.)

OVERVIEW
General
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brand, Onity Mortgage (formerly PHH Mortgage). On March 23, 2026, PHH Mortgage Corporation changed its name to Onity Mortgage Corporation (OMC). Onity is one of the largest non-bank servicers in the country based on UPB, focused on delivering a variety of servicing and lending programs. Onity is also one of the largest correspondent lenders in the U.S. based on origination UPB. Prior to the sale to FAR as disclosed in Note 5 - Reverse Mortgages and below under “Business Strategy”, Onity Mortgage (formerly Liberty Reverse Mortgage) has been one of the nation’s largest reverse mortgage lenders based on origination and securitization UPB. On April 30, 2026, OMC and FAR entered into an amendment of the November 2025 sale agreements whereby OMC agreed to sell a portion of its reverse MSRs comprised of approximately 20,000 Ginnie Mae HECM loans and subservice the sold portfolio and additional loans from FAR for an initial three-year term. FAR agreed to acquire OMC’s originations pipeline of reverse mortgage loans, and for a period of five years, OMC will no longer originate reverse mortgages upon closing with the exception of activities relating to the recapture of existing HECM borrowers for HECM MSRs not sold to FAR. We received Ginnie Mae’s approval of the sale on May 28, 2026 and the transaction closed on June 30, 2026.
Across the forward and reverse portfolios, we serviced or subserviced 1.3 million loans with a total UPB of $341.4 billion on behalf of more than 2,600 investors and 114 subservicing clients as of June 30, 2026. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements.

Volume Overview
The table below summarizes the new volume of Originations by channel on a current and comparative basis. The volume of Originations is a key driver of the profitability of our Originations segment, along with margins, and also a key driver of the replenishment and growth of our Servicing segment. In the second quarter of 2026, we added $42.2 billion of new volume, with $15.5 billion of new Originations production, $23.7 billion of subservicing additions, and $3.0 billion bulk acquisitions, as further detailed in the below table.

$ In billions	UPB				$ Change
	Three Months Ended		Six Months Ended		Q2 2026 vs. Q1 2026	YTD 2026 vs. YTD 2025
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2026	2025
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$1.2	$1.2	$2.4	$0.7	$—	$1.7
Correspondent MSR (1)	6.5	5.8	12.3	9.1	0.7	3.2
Flow and Agency Cash Window MSR purchases (2)	7.8	7.2	14.9	6.3	0.6	8.6
Reverse mortgage origination (3)	—	0.1	0.1	0.3	(0.1)	(0.2)
Total Originations production	15.5	14.3	29.7	16.4	1.2	13.3
Bulk MSR purchases (2)	3.0	5.7	8.7	5.1	(2.7)	3.6
Total servicing additions	18.5	20.0	38.4	21.6	(1.5)	16.9
Interim forward subservicing	5.7	5.2	10.8	5.0	0.5	5.8
Other new subservicing (5)	18.0	3.4	21.4	5.3	14.6	16.1
Total subservicing additions (4)	23.7	8.5	32.2	10.4	15.1	21.9
Total servicing and subservicing UPB additions	$42.2	$28.5	$70.6	$32.0	$13.6	$38.8
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
(5)Excludes $5.2 billion subservicing additions in connection with the FAR transaction. We began subservicing these loans effective with the closing of the amended sale transaction on June 30, 2026.

The following table summarizes the average volume of our Servicing segment, on a current and comparative basis. The average servicing volume is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans or servicing and subservicing also drive the amount and timing of gross revenue and expenses. Our average total servicing and subservicing UPB increased $7.4 billion or 2.2% during the second quarter of 2026 compared to the preceding quarter (8.9% annualized), net of runoff and sales, mostly driven by an increase in owned MSRs. For the six months, our average total servicing and subservicing UPB increased $31.6 billion or 10.3% as compared to the prior year six months, primarily driven by increases in our owned MSRs and in subservicing. For comparison purposes, the total estimated industry mortgage debt outstanding increased 2.7% quarter over quarter (annualized) and 3.1% year over year (source: Mortgage Bankers Association (MBA) Mortgage Finance Forecast as of July 22, 2026).

$ In billions	Average UPB				% Change
	Three Months Ended		Six Months Ended		Q2 2026 vs. Q1 2026	YTD 2026 vs. YTD 2025
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2026	2025
Owned MSR (1)	$169.2	$158.2	$163.8	$136.9	7.0%	19.6%
MSR transferred to MSR capital partners (2)	35.6	38.2	36.8	40.1	(6.8)%	(8.2)%
Subservicing (including reverse subservicing)	123.5	125.0	124.2	116.1	(1.2)%	7.0%
Reverse mortgage loans and other (3)	13.1	12.6	12.8	12.9	4.0%	(0.8)%
Total servicing and subservicing UPB (average)	$341.4	$334.0	$337.6	$305.9	2.2%	10.4%
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
As of June 30, 2026 and March 31, 2026, the total servicing and subservicing UPB amounted to $341.4 billion and $338.4 billion, respectively, a net increase of $3.0 billion or 0.9% (3.6% annualized).
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

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2026	2025
30-year fixed rate mortgage (FRM) (1)
Average	6.41%	6.11%	6.26%	6.81%
End of period	6.49%	6.38%	6.49%	6.77%

10-year Treasury rate (end of period)	4.44%	4.30%	4.44%	4.24%

1-month Term SOFR (average)	3.64%	3.67%	3.65%	4.32%
(1)Source: Freddie Mac PMMS - Primary Mortgage Market Survey
The average 30-year fixed rate mortgage rate increased 30 basis points quarter over quarter and declined 55 basis points year over year. Home refinance activity declined 23% quarter over quarter driven by the increase in the 30 year fixed rate mortgage. Home purchase activity increased 25% quarter over quarter driven by the seasonality of home buying activity. Refer to our discussion of seasonality in Key Trends and Outlook below. On a year-to-date basis (YTD), home purchase and refinance activity increased in the six months ended June 30, 2026 as compared to the same period of 2025 as homebuyers took advantage of lower rates compared to the prior year (see market interest rates graph below).

Our three benchmark rates above followed the decline in the federal funds rate in 2025, as displayed in the graph below. The Federal Reserve reduced its federal funds target rate a total of 50 basis points in the later part of 2025 (25 basis points in September and 25 basis points in December) resulting in increased activity in the origination market. In the second quarter of 2026, the Federal Reserve kept the federal funds rate unchanged. The 1-month SOFR largely followed the federal funds rate, as illustrated in the graph below, resulting in a 1 basis point decline (end of period) in the second quarter of 2026 as compared to a 2 basis points decline in the first quarter of 2026. The average 1-month SOFR declined 3 basis points quarter over quarter and declined 67 basis points year over year.
As further illustrated in the below graph, the 10-year Treasury rate increased (14 basis points) in the second quarter of 2026 compared to an increase of 12 basis points in the first quarter of 2026, and increased 26 basis points for the six months ended June 30, 2026 compared to a decrease of 34 basis points during the same period of 2025. The 30-year fixed rate mortgage rate and the 10-year Treasury rate do not necessarily move in parallel. If the 10-year Treasury rate remains flat and the 30-year fixed mortgage rates decline this is referred to as mortgage spread tightening and may stimulate mortgage activity beyond the 10-year Treasury rate.
The following graph compares market interest rates over the current and comparative periods:
Another key driver of our Originations business is the overall mortgage origination market volume, that, in addition to interest rates, is sensitive to home sales and home prices and other macroeconomic conditions, such as gross domestic product and unemployment. We source a large part of our Originations volume from Correspondent lenders, and the industry volume is a relevant benchmark. The following graphs present the industry origination volumes (in $ billions, average of the MBA and Fannie Mae data) in the current and comparative periods.

Source: MBA Mortgage Finance Forecast as of July 22, 2026 and Fannie Mae Housing Forecast as of July 10, 2026. In $ billions.

The average industry volume grew 4% quarter over quarter (Q2 2026 vs Q1 2026), led by an increase in purchase activity offset by a reduction in refinance activity, and grew 12% year over year (Q2 2026 vs Q2 2025) driven by higher refinance originations as borrowers responded to a favorable interest rate environment. On a year-to-date basis (YTD), the average industry volume grew 26% in the six months ended June 30, 2026 as compared to the same period of 2025. Comparatively, our Originations volume growth (funded volume of Correspondent and Consumer Direct) outpaced the industry for all periods presented, as summarized below:

	Q2 2026 vs.	Q2 2026 vs.	YTD 2026 vs.
	Q1 2026	Q2 2025	YTD 2025
Comparative Origination Volume Growth
Industry (see above)	4%	12%	26%
Onity	9%	50%	50%

Financial Highlights
Results of operations for the second quarter of 2026
•Net loss attributable to common stockholders of $13 million, or $1.53 per share basic and diluted
•Servicing and subservicing fee revenue of $229 million, with $341 billion total servicing and subservicing UPB
•Originations gain on sale of $33 million
•$17 million MSR valuation loss attributable to input and assumption changes, net of hedging
Financial condition at June 30, 2026
•Stockholders’ equity of $610 million, or $72.55 book value per common share
•MSR investment of $3.2 billion
•Total liquidity of $230 million, with a cash position of $197 million
•Total assets of $12.4 billion
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
In November 2025, OMC agreed to sell at book value its entire HECM loan portfolio and HMBS related borrowings to FAR and subservice the sold portfolio and additional loans from FAR for an initial three-year term. FAR agreed to acquire OMC’s originations pipeline of reverse mortgage loans, and for a period of five years, OMC will no longer originate reverse mortgages upon closing with the exception of activities relating to the recapture of existing HECM borrowers for HECM MSRs not sold to FAR. On April 30, 2026, OMC and FAR entered into an amendment of the November 2025 sale agreements whereby OMC agreed to sell a portion of its reverse MSRs comprised of approximately 20,000 Ginnie Mae HECM loans. The amended transaction was approved by Ginnie Mae on May 28, 2026 and closed on June 30, 2026. As of the closing date, the sold balances included $5.6 billion securitized assets ($5.2 billion UPB), the associated $5.5 billion HMBS-related borrowings (or net $70 million reverse MSR), and approximately $57 million newly originated reverse loans and tails pending securitization. The final purchase price is subject to a 60-day adjustment period, following the closing date of the transaction. See Note 5 - Reverse Mortgages for additional information.
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

Condensed Statements of Operations	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2026	2026		2026	2025

Revenue	$282.9	$294.3	(4)%	$577.2	$496.4	16%
MSR valuation adjustments, net	(70.5)	(69.0)	2	(139.5)	(66.2)	111
Operating expenses	139.0	132.2	5	271.2	229.4	18
Other income (expense), net	(88.5)	(85.2)	4	(173.6)	(168.8)	3
Income (loss) before income taxes	(15.1)	7.9	(291)	(7.1)	32.0	(122)
Income tax expense (benefit)	(3.2)	0.3	n/m	(2.9)	(11.7)	(75)
Net income (loss) (1)	$(11.9)	$7.6	(257)%	$(4.2)	$43.6	(110)%
(1)Before preferred stock dividend
The following chart displays income (loss) before income taxes by segment for the periods presented (also refer to the respective segment discussions):
Onity reported an $11.9 million net loss in the second quarter of 2026, compared to net income of $7.6 million in the first quarter of 2026, reflecting a $23.0 million decline in income before income taxes and a $3.5 million increase in income tax benefit quarter over quarter. The following discusses certain notable changes:
•$11.4 million decrease in revenue with a $6.7 million, or 3% decrease in Servicing revenue and a $4.6 million, or 9% decrease in Originations revenue. Gain on reverse loans and HMBS-related borrowings, net decreased $14.8 million mostly in Servicing due to less favorable yield spread tightening and unfavorable assumption updates in the second quarter of 2026, including related to the FAR transaction, and in Originations to a lesser extent due to lower originations of reverse mortgages in anticipation of the closing of the amended sale agreement with FAR and lower margins driven by less favorable tightening of yield spreads. Gain on loans held for sale, net decreased $4.7 million mostly in Originations due to a lower gain in our Consumer Direct channel primarily due to volume headwinds as higher rates drove lower lock volumes and margins, offset in part by a higher gain in our Correspondent channel with higher volumes, higher margins, improved loan origination pipeline hedge effectiveness, and favorable loan sale execution. Partly offsetting these decreases, Servicing and subservicing fees increased $6.9 million mostly attributed to higher float earnings and to a lesser extent a 4% increase in average servicing UPB.
•$1.5 million higher loss on MSR valuation adjustments, net with a $1.2 million unfavorable change in input and assumption updates, net of hedges, primarily driven by the unfavorable impact from interest rate changes, net of hedging, largely offset by less unfavorable valuation input and assumption updates attributed to reflect slower prepayment speeds.

•$6.8 million increase in operating expenses driven by a $4.6 million increase in Servicing and origination expense, primarily attributed to higher indemnification provision expense in Servicing related to the FAR transaction, and increased indemnification provision in Originations attributed to unfavorable demand and resolution activities as well as higher loan count. In addition, Professional services increased $1.9 million primarily related to certain corporate development initiatives.
•$3.3 million increase in Other expense, net primarily due to an increase in net financing cost in Servicing driven by asset growth, including MSRs, partly offset by a decrease in Pledged MSR liability expense consistent with the decline in volume serviced, including Rithm.
•$3.5 million increase in income tax benefit due to the loss before income taxes in the second quarter of 2026 (vs. income in the first quarter) and the discrete tax impact of certain current year MSR fair value changes and hedging gains.
Total Revenue
The below table presents revenue by type for the periods presented:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2026	2026		2026	2025
Servicing and subservicing fees	$229.3	$222.4	3%	$451.7	$414.6	9%
Gain on reverse loans and HMBS-related borrowings, net	3.8	18.7	(79)%	22.5	35.7	(37)%
Gain on loans held for sale, net	29.4	34.1	(14)%	63.5	22.2	186%
Other revenue, net	20.4	19.1	7%	39.5	23.9	65%
Total revenue	$282.9	$294.3	(4)%	$577.2	$496.4	16%
The following chart displays total revenue by segment for the periods presented (also refer to the respective segment discussions):
Total revenue for the three months ended June 30, 2026 decreased $11.4 million, or 4% compared to the three months ended March 31, 2026 mostly due to the $4.6 million, or 9% decrease in Originations revenue and a $6.7 million, or 3% decrease in Servicing revenue.
•The $4.6 million decrease in Originations revenue is primarily attributed to a $3.9 million reduction in Gain on loans held for sale, net with a decrease in gain in our Consumer Direct channel due to volume headwinds as higher rates drove lower lock volumes and margins, partly offset by an increase in gains in our Correspondent channel due to higher volumes, higher margins, improved MSR hedge effectiveness, and favorable execution. A decrease in Gain on reverse loans and HMBS-related borrowings, net due to lower originations of reverse mortgages in anticipation of the closing of the amended sale agreement with FAR and lower margins driven by less favorable tightening of yield spreads was largely offset by higher fees (other revenue) on higher volume.
•The $6.7 million decrease in Servicing revenue is primarily due a $12.0 million decrease in Gain on reverse loans and HMBS-related borrowings, net, mostly driven by less favorable yield spread tightening and unfavorable input and assumption changes, including related to the FAR transaction. Partly offsetting this decrease, Servicing and subservicing fees increased $6.9 million driven by increased float earnings and higher servicing fees due to MSR growth (4% increase in average servicing UPB).
Compared to the six months ended June 30, 2025, total revenue for the six months ended June 30, 2026 was $80.8 million, or 16% higher, due to a $45.0 million, or a 77% increase in Originations revenue, and a $35.8 million, or 8% increase in Servicing revenue.

•The $45.0 million increase in Originations revenue is primarily due to a $38.8 million increase in Gain on loans held for sale, net with higher gains in both our Consumer Direct and Correspondent channels. The increase is mostly driven by higher funded loan volume in both channels (50% increase in total loan production volume) and an increase in margins in our Correspondent channel primarily due to improved execution, partly offset by lower margins in our Consumer Direct channel due to the competitive pricing environment. A $13.1 million increase in fee revenue due to higher volume was partially offset by a $6.9 million decrease in Gain on reverse loans and HMBS-related borrowings, net due to lower origination volume partly offset by a higher aggregate margin driven by yield spread tightening.
•The $35.8 million increase in Servicing revenue is mostly due to a $37.2 million increase in Servicing and subservicing fees driven by MSR growth (14% increase in average servicing UPB), with some offsetting factors.
MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net which include MSRs, MSR pledged liabilities and ESS financing liabilities at fair value, together with MSR hedging derivatives:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2026	2025
Realization of cash flows (runoff)	$(53.7)	$(53.4)	$(107.1)	$(84.6)
Fair value gains (losses) due to input and assumption changes	17.2	12.5	29.6	3.1
MSR hedging derivative fair value gain (loss)	(34.0)	(28.1)	(62.0)	15.3
Sub-total fair value gains (losses) due to rates and assumptions, net of hedging (1)	(16.8)	(15.6)	(32.4)	18.4
MSR valuation adjustments, net (1)	$(70.5)	$(69.0)	$(139.5)	$(66.2)
(1)Excludes fair value changes of reverse mortgage loans and HMBS related borrowing due to rates and assumptions that are part of the MSR hedging strategy through September 2025. Refer to the MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further detail and the discussion below within Servicing.
The $70.5 million loss on MSR valuation adjustments, net for the three months ended June 30, 2026 is comprised of $53.7 million runoff, $17.2 million fair value gain attributable to input and assumption changes and $34.0 million loss on MSR hedging derivatives. The $1.5 million higher loss in MSR valuation adjustments, net as compared to the three months ended March 31, 2026 is primarily due to $10.1 million from the unfavorable impact of interest rate changes, net of hedge activity, compared to a favorable impact in the first quarter of 2026, largely offset by less unfavorable valuation input and assumption updates to reflect slower prepayment speeds in the current quarter.
•MSRs are subject to runoff, a fair value decline due to the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary and involuntary prepayments. Runoff was mostly flat as compared to the preceding quarter ($0.2 million higher) as the impact of owned MSR portfolio growth was offset by the favorable impact of market rates.
•The $17.2 million fair value gain due to input and assumption changes is mostly attributed to a favorable change in market rates as the 10-year Treasury rate increased 14 basis points in the second quarter of 2026 and revaluation gains in our Originations segment, partially offset by certain unfavorable assumption updates to reflect continued increased prepayment speeds in the current quarter caused by significant intra-quarter market rate decline in the first and second quarters of the current year. The $4.7 million increase in the gain as compared to the first quarter of 2026 is mainly driven by less unfavorable input and assumption updates attributed to reflect market trade pricing levels.
•MSR hedging derivative fair value gains or losses are designed to partially offset the expected fair value changes of the net MSR, MSR pledged liabilities and ESS exposure, commensurate with our target hedge coverage ratio. The $34.0 million derivative loss recognized in the three months ended June 30, 2026 and the variance from the prior quarter are driven by interest rate changes as we maintained a high hedge coverage ratio in both quarters. Also refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for further detail on our hedging strategy and its effectiveness.
The $139.5 million loss on MSR valuation adjustments, net for the six months ended June 30, 2026 is comprised of $107.1 million runoff, $29.6 million fair value gain attributable to input and assumption changes and $62.0 million loss on MSR hedging derivatives. The $73.3 million higher loss in MSR valuation adjustments, net as compared to the six months ended June 30, 2025 is primarily driven by unfavorable assumption updates recognized in the first half of 2026 (vs. favorable updates in the same period of 2025) and higher realization of cash flows, partly offset by $28.2 million in favorable impact of interest rate changes, net of hedge activity in the first half of 2026 as compared to the same period for the prior year.
•The unfavorable $22.5 million increase in runoff expense is mostly due to owned MSR portfolio growth.
•The $29.6 million fair value gain due to input and assumption changes is mostly attributed to a favorable change in market rates and revaluation gains in our Originations segment, significantly offset by unfavorable assumption updates to reflect increased prepayment speeds, higher realization of cash flows, and change in delinquency in the first half of 2026. The $26.5 million increase in the gain as compared to the six months ended June 30, 2025 is primarily driven by changes in market interest rates, as the 10-year Treasury rate increased 26 basis points during the six months ended June 30, 2026 compared to a decrease of 34 basis points during the same period of 2025, and higher valuation gains in our Originations segment, partially offset by unfavorable assumption updates described above (vs. favorable assumption updates in the first half of 2025).
•The change from a $15.3 million gain from derivatives in the six months ended June 30, 2025 to a $62.0 million loss in the six months ended June 30, 2026 is mainly due to the market interest rate changes noted above. During the six months ended June 30, 2025, our HECM MSR was part of the overall interest-rate sensitive MSR portfolio. Effective in the fourth quarter of 2025, our HECM MSR is hedged with dedicated third-party derivative instruments, and the related gain/loss is reported in Gain on reverse loans and HMBS-related borrowings, net.
Operating Expenses
The table below presents the key components of operating expenses:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2026	2026		2026	2025
Compensation and benefits	$69.8	$69.7	—%	$139.5	$118.4	18%
Servicing and origination	23.1	18.5	25	41.6	26.0	60
Technology and communications	17.9	17.5	2	35.4	30.5	16
Professional services	16.7	14.8	13	31.4	31.0	1
Occupancy, equipment and mailing	8.2	8.5	(4)	16.7	16.3	2
Other expenses	3.3	3.1	6	6.6	7.2	(10)
Total operating expenses	$139.0	$132.2	5%	$271.2	$229.4	18%

Average headcount	4,067	4,206	(3)%	4,133	4,267	(3)%
The following chart displays operating expenses by segment for the periods presented (also refer to the respective segment discussions):
Compensation and benefits expense for the three months ended June 30, 2026 was flat as compared to the three months ended March 31, 2026, due to a $2.5 million increase in incentive compensation expense, mostly driven by an increase in the fair value of cash-settled share-based awards driven by our stock price (1% increase in our stock price during the three months ended June 30, 2026 vs. a 14% decrease in the comparative period), as well as an increase in equity-settled awards expense. The increase in incentive compensation was largely offset by a $1.9 million decrease in severance and $1.0 million decrease in salaries and benefits, mostly in our Servicing segment in connection with Rithm’s decision to not renew its subservicing agreements effective January 31, 2026.

Compared to the six months ended June 30, 2025, Compensation and benefits expense for the six months ended June 30, 2026 increased $21.1 million, or 18%, largely due to an $8.6 million increase in commissions due to higher Originations production volume in both channels, and an $8.2 million increase in salaries and benefits with an increase in headcount in the Originations and Corporate segments to support and accelerate business growth, partly offset by a decrease in the Servicing segment attributable to the Rithm subservicing agreements termination, runoff of our reverse subservicing portfolio, lower delinquencies, and further efficiency gains within forward servicing. In addition, severance expense increased $3.7 million, including related to the termination of our subservicing agreements with Rithm as discussed above and the FAR transaction. While our total average headcount declined 3%, driven by a 5% decrease in offshore average headcount, our U.S. average headcount increased 4%.
Servicing and origination expense for the three months ended June 30, 2026 increased $4.6 million compared to the three months ended March 31, 2026, primarily due to higher indemnification provision expense for loan put-back and related contingencies in Servicing related to the FAR transaction, and increased indemnification provision attributed to unfavorable demand and resolution activities as well as higher loan count in Originations compared to the three months ended March 31, 2026, offset in part by higher provision expense on servicing receivables in the first quarter of 2026 related to MSR sales.
Compared to the six months ended June 30, 2025, Servicing and origination expense for the six months ended June 30, 2026 increased $15.6 million or 60% due to a $10.8 million increase in Servicing expense and $4.9 million higher Originations expense. The increase in Servicing expense is primarily driven by a $6.8 million increase in satisfaction and interest on payoff expense due to higher payoff volume, and increased indemnification provision expense as discussed above. The increase in Originations expense is primarily due to higher production volume and unfavorable demand and resolution activities compared to six months ended June 30, 2025.
Technology and communication expense for the three months ended June 30, 2026 was flat as compared to the three months ended March 31, 2026. Compared to the six months ended June 30, 2025, Technology and communication expenses for the six months ended June 30, 2026 increased $4.9 million or 16% primarily driven by higher Servicing and Originations volume and our technology initiatives (including robotic process automation, digitization and machine learning / artificial intelligence).
Professional services expense for the three months ended June 30, 2026 increased $1.9 million compared to the three months ended March 31, 2026 primarily attributed to certain corporate development initiatives.
Compared to the six months ended June 30, 2025, Professional services expense for the six months ended June 30, 2026 was flat driven by a $4.3 million increase in other professional services primarily driven by an increase in call center volume in connection with the Rithm servicing transfer largely offset by a $3.9 million decline in legal expenses. The decline in legal expenses is primarily attributed to our accrual for probable losses in connection with the settlement of a legacy litigation matter in the first quarter of 2025, offset in part by lower recoveries of prior years’ legal expenses in the first half of 2026.
Other Income (Expense)

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2026	2026		2026	2025
Interest income	$55.5	$41.0	35%	$96.5	$58.3	66%
Interest expense	(103.1)	(82.7)	25	(185.7)	(142.7)	30
Net interest expense	$(47.6)	$(41.7)	14%	$(89.2)	$(84.4)	6%

Pledged MSR liability expense	(38.2)	(42.6)	(10)	(80.8)	(84.9)	(5)
Other, net	(2.7)	(0.9)	189	(3.6)	0.4	(1,000)
Other income (expense), net	$(88.5)	$(85.2)	4%	$(173.6)	$(168.8)	3%
Refer to the segments for discussion and analysis of Interest income and Interest expense. Refer to the Servicing segment for discussion and analysis of Pledged MSR liability expense.

Income Tax Expense (Benefit)

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2026	2025
Income tax expense (benefit)	$(3.2)	$0.3	$(2.9)	$(11.7)
Income (loss) before income taxes	$(15.1)	$7.9	(7.1)	$32.0
Effective tax rate	20.9%	3.7%	40.3%	(36.6)%
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we give more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. As of June 30, 2026, we believe that the weight of the positive evidence outweighs the negative evidence regarding the realization of our U.S. federal and certain state deferred tax assets. The release of a significant portion of the valuation allowance against our U.S jurisdiction deferred tax assets at December 31, 2025 resulted in a $120.1 million income tax benefit in the fourth quarter of 2025. As of June 30, 2026, for certain U.S. state net operating losses and interest expense disallowance carryforwards, we believe the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these state deferred tax assets and as a result are not considered to be more likely than not realizable; therefore, we have maintained a valuation allowance against these assets.
Our income tax provision or benefit for the interim period is determined based on an estimated annual effective tax rate, adjusted for discrete items. Our income tax benefit for the six months ended June 30, 2026 is primarily driven by the jurisdictional mix of our earnings and includes income tax expense attributed to the U.S. jurisdiction whereas in the six months ended June 30, 2025 no such U.S. jurisdiction income tax expense was recognized due to a full valuation allowance against U.S. federal deferred tax assets. The increase in the effective tax rate for the six months ended June 30, 2026 compared to the same period of 2025 is primarily due to the accrual of taxes in 2026 in the U.S. jurisdiction due to the removal of a significant portion of our U.S. valuation allowance at December 31, 2025 as well as the $13.3 million of income tax benefit recognized during the six months ended June 30, 2025 from the favorable resolution of an uncertain tax position.

Balance Sheet and Cash Flow Overview

Financial Condition Summary	June 30, 2026	December 31, 2025	$ Change	% Change
Cash and cash equivalents	$196.6	$180.5	$16.1	9%
Restricted cash	196.3	84.1	112.2	133
MSRs, at fair value	3,208.8	2,825.3	383.5	14
Advances, net	369.5	483.4	(113.9)	(24)
Loans held for sale, at fair value	3,601.9	1,891.7	1,710.2	90
Reverse loans held for sale pooled into HMBS, at fair value	—	9,807.5	(9,807.5)	(100)
Reverse loans held for investment pooled into HMBS, at fair value	3,640.6	—	3,640.6	n/m
Receivables, net	233.9	189.8	44.1	23
Premises and equipment, net	11.0	10.8	0.2	2
Other assets	365.3	273.9	91.4	33
Contingent loan repurchase asset	526.4	423.6	102.8	24
Total assets	$12,350.3	$16,170.6	$(3,820.3)	(24)%

Total Assets by Segment
Servicing	$9,880.3	$14,683.5	$(4,803.2)	(33)%
Originations	2,116.0	1,252.3	863.7	69
Corporate	354.0	234.8	119.2	51
	$12,350.3	$16,170.6	$(3,820.3)	(24)%

HMBS-related borrowings, at fair value	$3,610.9	$9,611.7	$(6,000.8)	(62)%
MSR related financing liabilities, at fair value	729.0	842.0	(113.0)	(13)
MSR financing facilities, net	1,566.1	1,285.2	280.9	22
Advance match funded liabilities	254.7	341.9	(87.2)	(26)
Mortgage warehouse facilities	2,061.7	1,224.6	837.1	68
Reverse mortgage securitization notes, net	1,925.0	899.3	1,025.7	114
Senior notes, net	693.2	489.6	203.6	42
Other liabilities	323.5	374.9	(51.4)	(14)
Contingent loan repurchase liability	526.4	423.6	102.8	24
Total liabilities	11,690.5	15,492.8	(3,802.3)	(25)%

Mezzanine equity	49.9	49.9	—	—

Total stockholders’ equity	609.9	627.9	(18.0)	(3)

Total liabilities and equity	$12,350.3	$16,170.6	$(3,820.3)	(24)%

Total Liabilities by Segment
Servicing	$9,371.6	$14,041.3	$(4,669.7)	(33)%
Originations	2,041.6	1,172.6	869.0	74
Corporate	277.2	278.8	(1.6)	(1)
	$11,690.4	$15,492.8	$(3,802.4)	(25)%

Book value per share	$72.55	$73.69	$(1.14)	(2)%
Total assets decreased $3,820 million, or 24%, between December 31, 2025 and June 30, 2026 primarily due to the decline in Reverse loans, pooled into HMBS, partly offset by the growth in Loans held for sale and MSRs. Total Reverse loans, pooled into HMBS declined $6,167 million mostly in connection with the sale of reverse MSRs comprised of approximately 20,000 Ginnie Mae HECM loans and the HMBS related borrowings to FAR in a transaction which closed on June 30, 2026. The sold loans, which had a carrying value of $5,630 million were classified as Reverse loans held for sale, pooled into HMBS. The reverse loans not sold in the amended FAR transaction were reclassified as Reverse loans held for investment, pooled into HMBS. In addition to the sale, reverse loans declined due to the runoff of the portfolio exceeding fair value gains and originations since the acquisition of the $2.9 billion portfolio of reverse mortgage loans from Waterfall in November 2024 that is relatively more aged (faster runoff). See Note 5 - Reverse Mortgages for additional information. In addition, servicing advances declined $114 million largely driven by seasonal reduction of taxes and insurance (T&I) balances and lower delinquencies. Our portfolio of Loans held for sale increased $1,710 million mostly driven by the growth of our Originations pipeline and the acquisition of reverse mortgage buyouts. Our MSR portfolio increased $383 million mostly due to $598 million MSR additions, partly offset by $144 million runoff and the derecognition of $106 million of MSRs and the related Pledged MSR liability associated with other MSR capital partners with a UPB of $5.9 billion as MSR sale accounting criteria were met on June 30, 2026. Restricted cash increased $112 million primarily attributed to debt service accounts related to OLIT Notes. Contingent loan repurchase asset increased $103 million due to higher Ginnie Mae delinquencies driven by changes to the FHA modifications program and by the government shutdown in 2025, and Other assets increased $91 million mostly due to an increase in REO in connection with reverse mortgage buyouts.
Total liabilities decreased by $3,802 million compared to December 31, 2025, largely due to the factors described above. HMBS-related borrowings decreased by $6,001 million primarily due to the sale of reverse MSRs described above, as well as repayments exceeding fair value losses and new securitizations after the $2.9 billion acquisition of reverse mortgage assets and assumption of HMBS-related borrowings in November 2024. Advance match funded liabilities decreased $87 million consistent with the decline in servicing advances, as discussed above, and MSR related financing liabilities, at fair value declined $113 million mostly due to the derecognition transaction described above. Reverse mortgage securitization notes, net increased $1,026 million due to the issuance of additional OLIT Notes in 2026 to finance the acquisition of reverse mortgage loan buyouts. Mortgage warehouse facilities increased $837 million due to the higher Originations pipeline loans held for sale balance at June 30, 2026, and MSR financing facilities increased $281 million with the increase in our MSR portfolio. Senior notes, net increased $204 million due to our issuance of an additional $200 million aggregate principal amount of 9.875% Senior Notes due 2029 at 103.25% on January 30, 2026. Contingent loan repurchase liability increased $103 million as discussed above.
Total stockholders’ equity decreased $18.1 million during the six months ended June 30, 2026 mostly due to $12.0 million repurchases of our common stock, $4.2 million net loss, and $2.1 million dividends on preferred stock.
Cash Flows
Our cash flows are summarized as follows:

$ in millions	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(2,106)	$(747)
Net cash provided by investing activities	814	887
Net cash provided by (used in) financing activities	1,420	(149)
Net increase (decrease) in cash, cash equivalents and restricted cash	$128	$(9)
Cash, cash equivalents and restricted cash at end of period	$393	$257
Our operating cash flows may be summarized as follows:

	Six Months Ended June 30,
	2026	2025
Origination/acquisition and sale of loans held for sale, net (1)	$(2,265)	$(875)
Decrease in advances, net	133	101
Interest paid	(157)	(126)
Income tax paid	(2)	(2)
Other net operating cash inflows	184	156
Net cash used in operating activities	$(2,106)	$(747)
(1)     Loan acquisitions are generally servicing released, meaning cash outflows include the servicing rights component of the acquired loans. Most of our loan sales, however, are servicing retained, meaning the cash proceeds we receive exclude the value of the servicing rights we retain. As a result, originated MSRs (OMSRs) generated operating cash outflows of $261 million and $143 million in the six months ended June 30, 2026 and 2025, respectively. We generally finance these new OMSRs along with purchased MSRs (those reflected as investing cashflows) with MSR financing facilities at advance rates up to 70%.
Cash flows for the six months ended June 30, 2026
Our operating activities used $2,106 million of cash during the period, with $2,265 million net cash paid on loans held for sale and $157 million interest paid, partly offset by $133 million net collections of servicing advances and $184 million other net operating cash inflows. The $2,265 million net cash paid on loans held for sale is attributed to the growth of the pipeline with loan production volume exceeding sales, $277 million net HECM reverse mortgages originations during the six months ended June 30, 2026 (previously reported within investing activities), $261 million originated MSRs, and the acquisition of $839 million reverse buyouts (securitized with our OLIT program). The period over period increase is mostly driven by higher originated MSRs and loan production volume, net HECM reverse mortgages originations (previously reported within investing activities), as well as the acquisition of reverse buyouts during the six months ended June 30, 2026. The $133 million net collections of servicing advances were mostly driven by seasonality and lower delinquencies.
Interest paid ($157 million, excluding interest collections) increased $31 million period over period, primarily due to higher interest on our reverse mortgage securitization notes, mortgage warehouse facilities, and MSR financing facilities in 2026 due to volume growth, and interest on additional senior notes issued in January 2026, offset in part by lower average short-term market interest rates.
Our other net operating activities provided $184 million of cash flows, that included collections of servicing fees, ancillary income and other revenue, payment of employees and vendors, and other cash receipts and disbursements. The $184 million of positive other net operating cash flows, compared to $156 million during the six months ended June 30, 2025 is primarily driven by higher net collection on government-insured loan claims due to higher volume, partially offset by higher payment on servicing related obligations (including Rithm, upon deboarding of the servicing portfolio), and other cash receipts and disbursements.
Our investing activities provided $814 million of cash during the period. Net cash inflows primarily include $1,095 million net cash received in connection with our HECM reverse mortgages, $75 million proceeds from the sale of reverse MSRs to FAR ($94 million total proceeds, $19 million reported within operating activities), and $54 million proceed from sales of real estate. The HECM reverse mortgage collections are mostly attributed to the runoff of the reverse portfolio. $277 million of net HECM reverse mortgage originations are reported within operating activities (see discussion above). Loans are repurchased from HMBS pools once they reach 98% of maximum claim amount and collections are generally received from assignment to HUD or liquidation. Our investing activities also reflect a $312 million net cash outflow related to MSR investments, through bulk acquisitions or purchases in Co-issue and Agency programs. Our net MSR investments during the six months ended June 30, 2026 increased $166 million when compared with the six months ended June 30, 2025 due to our growth strategy. As discussed above, these MSR investments should be combined with the $261 million MSR originations presented within operating cash flows (vs. $143 million during six months ended June 30, 2025) when assessing financing needs discussed below. Investing cash outflows also included $91 million for the purchase of real estate.
Our financing activities provided $1,420 million of cash during the period. Net cash inflows primarily include $837 million net from borrowings under our mortgage warehouse facilities to finance our Originations pipeline (net of $31 million repayments of borrowings as a result of the sale of newly originated reverse loans and tails pending securitization in the FAR transaction), $1,020 million net from the issuance of OLIT securitization for reverse mortgage buyouts, $207 million from issuance of 9.875% Senior Notes due 2029 in January 2026, and $282 million net proceeds from our MSR financing facilities, reflecting the growth of our different portfolios. Offsetting cash outflows primarily included $774 million net cash repaid in connection with our reverse HMBS related borrowings, with $1,106 million of repayments of HMBS-related borrowings partly offset by $332 million securitization of new reverse loan originations and tail advancing. The net financing cash outflows indicates a runoff of the HECM reverse mortgages portfolio that largely exceeded originations in the six months ended June 30, 2026, attributed to a reduction in originations activity in anticipation of the closing of the amended sale agreement with FAR and the runoff of the relatively aged portfolio acquired from Waterfall in November 2024. Other cash outflows include $87 million of net repayments on advance match funded liabilities due to the decline in servicing advances and $12.0 million repurchases of our common stock.

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
Our financing activities used $149 million of cash. Cash outflows primarily include $967 million net cash repaid in connection with our reverse HMBS related borrowings, with $1,545 million of repayments of borrowings (see above discussion of collection drivers), partly offset by $578 million received in connection with our reverse mortgage securitizations of our new production, and which are accounted for as secured financings. Other cash outflows include $75 million of net repayments on advance match funded liabilities due to the decline in servicing advances, $63 million of repayment on reverse mortgage securitization notes due to runoff of reverse buyouts, and $35 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. Offsetting financing cash inflows are primarily comprised of $262 million net drawdown on MSR financing facilities due to the increase in the MSR portfolio and $719 million net from borrowings under our mortgage warehouse facilities due to the increase in loans held for sale.
Key Trends and Outlook
Historical trends
The following table displays historical trends of our financial performance by quarter. Past performance is not necessarily indicative of future results.

	Q1’25	Q2’25	Q3’25	Q4’25	Q1’26	Q2’26

Servicing and subservicing fees	$203.3	$211.3	$217.5	$225.1	$222.4	$229.3

Gain on reverse loans and HMBS-related borrowings, net (1)	23.8	11.9	13.0	10.0	18.7	3.8

Gain on loans HFS, net - Originations	15.6	15.4	30.7	35.5	36.9	33.0
Gain on loans HFS, net - Servicing	(3.8)	(5.0)	3.4	1.2	(2.7)	(3.6)
Gain on loans held for sale (HFS), net	11.8	10.4	34.1	36.7	34.1	29.4

Other revenue, net	10.9	13.0	15.7	18.2	19.1	20.4

Total revenue - Originations	28.6	29.5	47.1	51.9	53.9	49.3
Total revenue - Servicing	221.2	217.1	233.2	238.2	240.3	233.6
Total revenue	249.8	246.6	280.3	290.0	294.3	282.9

MSR realization of cash flows	(41.1)	(43.4)	(48.8)	(49.9)	(53.4)	(53.7)
MSR other fair value changes net of hedging (1)	2.2	16.2	3.8	(8.8)	(15.6)	(16.8)
MSR valuation adjustments, net	(38.9)	(27.3)	(45.0)	(58.7)	(69.0)	(70.5)

Operating expenses	119.9	109.5	125.8	136.5	132.2	139.0

Net interest expense	(40.8)	(43.5)	(45.3)	(43.5)	(41.7)	(47.6)
Pledged MSR liability expense (2)	(41.9)	(43.0)	(41.7)	(42.9)	(42.6)	(38.2)
Other	0.9	(0.4)	0.5	(0.7)	(0.9)	(2.7)
Other income (expense)	(81.9)	(87.0)	(86.5)	(87.1)	(85.2)	(88.5)

Income (loss) before income taxes	$9.1	$22.8	$23.1	$7.7	$7.9	$(15.1)

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
Total revenue shows a generally upward trend, with a notable increase in 2025 driven by the growth of servicing fees on our owned MSR portfolio and Originations Gain on loans held for sale. The volatility in Gain on reverse loans is primarily due to fluctuations in interest rates and is partially offset by our MSR hedging program and additionally, in the second quarter of 2026, the effects of the FAR transaction. The volatility in Servicing Gain on loans held for sale is mainly due to reverse mortgage buyouts.
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
Net interest expense fluctuates as we utilize larger debt balances to finance the growth of our businesses, through acquisition of servicing assets or by funding newly originated loan pipeline. Pledged MSR liability expense (effectively the servicing fee remittances of MSRs) has been relatively stable, with a decline in the second quarter of 2026 consistent with lower volume serviced, including Rithm.
Income before income taxes shows Onity’s net profitability in all quarters except in the second quarter of 2026. See Results of Operations and Financial Condition above for additional information on the net loss in the second quarter of 2026. Net profitability overall was driven by revenue growth, cost management and effective MSR hedging.
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

Revenue	Statement of Operations		Average fee/margin/rate (7)		Volume Drivers
	Q2’26	Q1’26	Q2’26	Q1’26	Q2’26	Q1’26	Ref.

Servicing fee on Owned MSR (incl. ESS)	$123.4	$117.1	0.29%	0.29%	171.0	159.6	(1)
Servicing fee on transferred MSR	26.6	31.9	0.30%	0.33%	35.6	38.2	(1)
Servicing fee	150.0	148.9	0.29%	0.30%	206.6	197.8	(1)
Subservicing fee	25.7	26.0	$189	$178	542.9	583.7	(2)
Float earnings	36.6	30.1	3.49%	3.47%	4.2	3.5	(3)
Other ancillary income	17.0	17.4	0.02%	0.02%	330.0	322.8	(4)
Servicing and subservicing fees	229.3	222.4	0.28%	0.28%	330.0	322.8	(4)

Gain on reverse loans and HMBS-related borrowings, net - Originations	1.6	4.5	5.33%	5.44%	0.03	0.08	(5)
Net interest income (servicing fee)	7.0	7.2	0.25%	0.26%	11.4	11.2	(1)
Sub-total	8.6	11.7
Other change in fair value of securitized loans and HMBS-related borrowings, net	(4.8)	7.0					(8)
Gain on reverse loans and HMBS-related borrowings, net	3.8	18.7	0.13%	0.67%	11.4	11.2	(1)

Gain on loans HFS, net - Orig., Consumer Direct	18.3	27.7	1.53%	2.33%	1.20	1.19	(5)
Gain on loans HFS, net - Orig., Correspondent	14.7	9.1	0.23%	0.16%	6.46	5.82	(5)
Gain on loans HFS, net - Originations	33.0	36.9	0.43%	0.53%	7.66	7.01	(5)
Loss on loans HFS, net - Servicing	(3.6)	(2.7)	(0.94)%	(1.06)%	1,536.3	1,033.6	(6)
Gain on loans held for sale (HFS), net	29.4	34.1

Other revenue, net - Originations	14.7	12.6	0.19%	0.18%	7.66	7.01	(5)
Other revenue, net - Servicing	5.7	6.5	0.01%	0.01%	341.4	334.0	(1)
Other revenue, net	20.4	19.1

Total revenue - Originations	49.3	53.9	0.64%	0.77%	7.66	7.01	(5)
Total revenue - Servicing	233.6	240.3	0.27%	0.29%	341.4	334.0	(1)
Total revenue	$282.9	$294.3	0.33%	0.35%	341.4	334.0	(1)
(1)Average UPB (in billions)
(2)Average loan count (in 000’s)
(3)Average float balance (in billions) (information not disclosed in Servicing segment)
(4)Average forward servicing plus total forward and reverse subservicing UPB (in billions)
(5)Newly funded Originations UPB (in billions)
(6)Fair value loans held for sale (in millions)
(7)Implied/calculated as percentage of revenue to volume driver, annualized
(8)Includes HECM hedging derivative gains of $2.4 million and $2.4 million, respectively.

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
Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to grow our servicing and subservicing portfolio through our multi-channel Originations platform, MSR bulk acquisitions, and subservicing additions. We expect ancillary float income to trend with short-term interest rates also considering changes in average float balances due to seasonality and portfolio growth. We expect a reduction of our fee revenue in 2026 as compared to 2025 because of the termination of our subservicing agreements with Rithm that accounted for approximately 2% of the UPB and 5% of the loan count of our total servicing and subservicing portfolio, and approximately 17% of all delinquent loans that Onity services as of June 30, 2026 (10%, 19% and approximately 50% at December 31, 2025).
Gain on sale of loans held for sale - Our gain on sale is driven by both Originations volume and margin and is channel-sensitive. The updated industry forecasts (average of MBA, July 2026 and Fannie Mae, July 2026) suggest an estimated 11%

increase in loan origination in 2026 as compared to 2025 (including a 4% growth of purchase volume and 26% growth of refinance volume), with the 30-year fixed rate mortgage expected to end 2026 mostly flat at 6.4%. However, macroeconomic conditions and their impact on the housing and capital markets remain highly uncertain. We anticipate growth in our Consumer Direct channel driven by our increased recapture capabilities that may be curtailed if interest rates remain at the current levels or increase. We expect to modestly and selectively grow our Correspondent volume as part of our MSR replenishment and growth strategy considering available liquidity. We also expect continued competitive pressure on margins across all channels and volatility of gain on sale associated with GSE pricing dependency and volatile interest rates. We expect some further volatility of gain (loss) on sale on loans held for sale related to reverse mortgage buyouts (mostly inactive loans) due to the increased size of the portfolio.
Gain on reverse loans and HMBS-related borrowings, net - In November 2025, we entered into a series of agreements with FAR, including the sale of our entire reverse mortgage servicing portfolio, at book value, with subservicing retained for an initial three-year term. On April 30, 2026, OMC and FAR entered into an amendment of the November 2025 sale agreements whereby OMC agreed to sell a portion of its reverse MSRs comprised of approximately 20,000 Ginnie Mae HECM loans. FAR agreed to acquire OMC’s originations pipeline of reverse mortgage loans, and for a period of five years, OMC will no longer originate reverse mortgages upon closing with the exception of activities relating to the recapture of existing HECM borrowers for HECM MSRs not sold to FAR. We received Ginnie Mae’s approval of the sale on May 28, 2026 and the transaction closed on June 30, 2026 (refer to Note 5 - Reverse Mortgages). Subsequent to closing, we will not record any further gain on the sold reverse loans and HMBS related borrowings, net, and we will begin to recognize subservicing fee revenue.
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
Operating expenses - Compensation and benefits are a significant component of our cost-to-service and cost-to-originate and is directly correlated to headcount levels. Headcount in Servicing is primarily driven by the number of loans or UPB being serviced and subserviced, and by the relative mix of performing, delinquent and defaulted loans. As servicing volume is expected to modestly increase with relatively more performing loans (see above), we expect a reduced workforce with productivity gains. We have reduced and expect to further reduce our headcount and operating expenses as a result of the termination of our subservicing agreements with Rithm that accounted for approximately 5% of our total loan count and approximately 17% of total delinquent loans as of June 30, 2026 following the transfers to Rithm’s servicing platform in the first and second quarters of 2026 (19% and approximately 50% at December 31, 2025). We expect our Originations headcount and operating expenses to align with the expected growth in volume. Our operating expenses are expected to correlate with volumes, with some productivity and efficiencies expected through our technology and continuous improvement initiatives. Incentive compensation is also correlated to our share price and other performance metrics.
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

SERVICING
This segment is primarily comprised of our mortgage servicing and subservicing business. We earn servicing and subservicing fees, including ancillary income, and incur cost to service the loans which varies depending on delinquency status. We are exposed to MSR valuation adjustments and advancing obligations when we own the MSR. Our servicing portfolio includes conventional, government-insured and non-Agency mortgage loans, small-balance commercial and multi-family loans, and reverse mortgage loans reported on our balance sheet. As of June 30, 2026, we serviced 1.3 million mortgage loans with an aggregate UPB of $341.4 billion.
In addition, the Servicing segment includes our wholly-owned captive reinsurance business (referred to as CRL), which provides re-insurance related to direct physical loss coverage on foreclosed real estate properties owned or serviced by us. CRL generally assumes a 90% quota share of insurance coverage written by a third-party insurer issued to OMC.
Concentration
We strive to diversify our revenue sources by maintaining a balanced portfolio of owned servicing and subservicing, and by extending our subservicing client base. The below graph displays the distribution of our serviced loans by relationship at June 30, 2026 (percentage of total loan count). We also measure and monitor concentration risk of our subservicing clients by their relative profitability contribution.
On October 31, 2025, we were notified by Rithm of its intent to not renew its subservicing agreements effective January 31, 2026. The servicing transfers began in 2026 with the transfer of $1.2 billion RMSR UPB and $0.6 billion subservicing UPB on March 1, 2026. During the second quarter of 2026, we transferred an additional $21.2 billion of subservicing UPB. Upon transfer, we have downsized and expect to further downsize certain aspects of our servicing business as well as the related corporate support functions.
Servicing and subservicing fees from Rithm amounted to $31.4 million, or 9% of total servicing and subservicing fees (excluding ancillary income) in the six months ended June 30, 2026 ($41.6 million and 13% in the six months ended June 30, 2025) and the related remittances to Rithm presented as Pledged MSR liability expense amounted to $15.1 million and $18.6 million in the respective periods. Rithm accounted for $8.0 billion or 2% and 5% of the total serviced UPB and loan count, respectively, of our servicing and subservicing portfolio as of June 30, 2026, and 17% of all delinquent loans that Onity serviced, for which the cost to service and the associated risks are higher ($33.8 billion, 11%, 20% and 59% as of June 30, 2025, respectively).
As of June 30, 2026, OMC subserviced a total $37.7 billion UPB, or 11% of the UPB and 11% of the loan count of our total servicing and subservicing portfolio, on behalf of MAV. OMC recognized servicing and subservicing fees (excluding ancillary income) of $27.9 million (8% of total servicing and subservicing fees, excluding ancillary income) and the related remittances to MAV presented as Pledged MSR liability expense of $21.7 million in the six months ended June 30, 2026. MAV is a GSE MSR investment vehicle formed by Onity subsequently sold to Oaktree (85% sold in 2021, the remaining 15% in 2024). Through November 2029, OMC has the right to be the exclusive subservicer of MAV of all MSRs that MAV owned upon MAV sale in 2024, for all future MSRs that MAV acquires from OMC, and for the majority of MAV’s MSR portfolio overall. In addition, the parties agreed to lockout restrictions where MAV is restricted to sell or otherwise transfer MSRs owned by MAV at the MAV sale date in 25% increments through September 30, 2027. MAV may freely sell or transfer any MSRs thereafter.
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
Our servicing activities of reverse loans are generally consistent with forward mortgage loan servicing as described above, with the following additional functions: the funding of borrower advances or draws under their approved borrowing capacity and the repurchase of loans upon reaching a limit:
a.     Borrower draw funding obligation - Under the terms of adjustable-rate mortgage (ARM)-based HECM loan agreements, the borrowers have additional borrowing capacity. Borrower draws or tails are funded by the servicer and are securitized. We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws prior to securitization with Ginnie Mae (generally less than 30 days).

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
The Gain on reverse loans and HMBS-related borrowings, net reported within the Servicing segment includes the net fair value changes of securitized reverse mortgage loans and HMBS-related borrowings, which comprise the following:
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
Since 2023, we have opportunistically acquired reverse mortgage assets (reverse buyouts) from financial institutions and companies, specifically active and inactive reverse mortgage loans, HUD claim receivables, and real estate properties. We finance our asset acquisitions along with the buyouts of our own portfolio through on-balance sheet private placement securitizations (referred to as OLIT). The financial performance of such reverse asset management is reported within the Servicing segment, largely within Gains (losses) on loans held for sale, which are driven by multiple factors, including liquidation timeline and changes in market interest rates.
In November 2025, OMC agreed to sell its entire HECM loan portfolio and HMBS related borrowings to FAR and subservice the sold portfolio and additional loans from FAR. On April 30, 2026, OMC and FAR entered into an amendment of the November 2025 sale agreements whereby OMC has agreed to sell a portion of its reverse MSRs comprised of approximately 20,000 Ginnie Mae HECM loans. The amended sale was approved by Ginnie Mae on May 28, 2026 and the transaction closed on June 30, 2026. The subservicing agreement has an initial three-year term effective on the date of closing, subject to automatic one-year renewal unless FAR provides notice of non-renewal 180 days prior to the expiration of the original term, and subject thereafter to renewal upon mutual agreement of the parties. As of the closing date, the sold balances included $5.6 billion securitized assets ($5.2 billion UPB), the associated $5.5 billion HMBS-related borrowings (or net $70 million reverse MSR), and approximately $57 million newly originated reverse loans and tails pending securitization. Refer to Note 5 - Reverse Mortgages.

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
The following table summarizes our latest key servicer ratings and outlook:

OMC
	Moody’s	S&P	Fitch
Forward
Residential Prime Servicer	SQ3+	Above Average	RPS2-
Residential Subprime Servicer	SQ3+	Above Average	RPS2-
Residential Special Servicer	SQ3+	Above Average	RSS2-
Residential Second/Subordinate Lien Servicer	SQ2-	Above Average	RPS3+
Residential Home Equity Servicer	—	—	RPS3+
Residential Alt-A Servicer	—	—	RPS2-
Master Servicer	SQ3+	Above Average	RMS3
Small Balance Commercial Primary and Special Servicer	—	Above Average	SBPS2- and SBSS2-
CMBS Loan Level Special Servicer, Master Servicer and Primary Servicer	—	—	CLLSS3+, CMS3 and CPS3+
Ratings Outlook	N/A	Stable	Stable
Date of last action	June 11, 2025	June 1, 2026	May 29, 2025
Reverse
Residential Reverse Servicer	—	Above Average	—
Ratings Outlook	—	Stable	—
Date of last action	—	June 1, 2026	—
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
On June 1, 2026, S&P affirmed the Above Average ratings and Stable outlook citing the company’s experienced management, sound control environment, and well-designed information technology infrastructure and applications, among other factors.

Operating Metrics
The following table provides selected operating statistics for our Servicing segment:

Selected Operating Statistics	June 30,	March 31,	% Change	June 30,	% Change
	2026	2026		2025
Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$330.8	$326.0	1%	$299.0	11%
Non-performing loans	10.3	12.0	(14)	10.1	2
Non-performing real estate	0.3	0.5	(40)	0.4	(25)
Total	$341.4	$338.4	1%	$309.5	10%

Non-performing to total %	3.1%	3.7%	(16)%	3.4%	(9)%

Conventional loans	$250.3	$231.1	8%	$214.0	17%
Government-insured loans	50.9	47.9	6	40.4	26
Non-Agency loans	40.2	59.5	(32)	55.2	(27)
Total	$341.4	$338.4	1%	$309.5	10%

Conventional loans to total %	73.3%	68.3%	7%	69.1%	6%

Servicing portfolio - Owned MSR (2)	$182.6	$176.2	4%	$155.4	18%
Servicing portfolio - Transferred MSR (3)	30.9	37.2	(17)%	39.0	(21)%
Subservicing portfolio
Subservicing - forward (4)	110.8	112.4	(1)%	101.8	9%
Subservicing - commercial	6.4	6.1	5%	5.1	25%
Subservicing - reverse	10.7	6.4	67	8.2	30
Total subservicing	127.9	124.9	2	115.1	11
Total	$341.4	$338.4	1%	$309.5	10%

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2026	2026		2026	2025
Prepayment speed (CPR)
% Voluntary CPR	7.6%	8.4%	(10)%	8.0%	5.2%	54%
% Involuntary CPR	0.2	0.3	(33)	0.3	0.3	—
% Total CPR (6)	10.9%	11.9%	(8)%	11.4%	8.8%	30%

Number of completed modifications (in thousands)	3.0	2.5	20%	5.5	10.2	(46)%

MSR weighted average note rate (5)	5.0%	4.8%	4%	4.9%	4.4%	11%
n/m: not meaningful
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Includes HECM reverse mortgage loans with a UPB of $3.6 billion that are recognized in our unaudited consolidated balance sheet at June 30, 2026.

(3)Loans serviced pursuant to our sale or transfer agreements with MSR capital partners for which sale accounting is not achieved. Includes $6.8 billion serviced for Rithm at June 30, 2026.
(4)Includes $1.2 billion UPB of subserviced loans on behalf of Rithm at June 30, 2026.
(5)Related to our owned MSR forward servicing portfolio.
(6)Total CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.
The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)		Count (000’s)
	2026	2025	2026	2025
Portfolio at January 1	$328.3	$301.7	1,425.7	1,395.1
Additions (1) (2)	28.5	16.5	87.3	56.7
MSR sales (3)	(1.3)	—	(6.2)	(0.1)
Servicing transfers (1) (2) (3)	(6.4)	(6.9)	(30.0)	(45.7)
Runoff	(10.6)	(6.6)	(31.2)	(24.0)
Portfolio at March 31	338.4	304.6	1,445.7	1,382.0
Additions (1)	42.1	15.1	139.9	45.0
MSR sales (4)	(5.2)	—	(20.3)	(0.1)
Servicing transfers (1) (4)	(23.2)	(1.4)	(183.7)	(4.3)
Runoff	(10.7)	(8.8)	(33.6)	(33.8)
Portfolio at June 30	$341.4	$309.5	1,348.0	1,388.9
(1)Includes the volume of UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans may be boarded and deboarded within the same quarter.
(2)Includes MSRs acquired in the first quarter of 2026 with a UPB of $2.5 billion for which we were previously performing the subservicing.
(3)Includes MSRs sold in the first quarter of 2026 with a UPB of $1.3 billion for which we started performing subservicing.
(4)Includes $5.2 billion HECM reverse MSR sale and subservicing addition in connection with the FAR transaction. We began subservicing these loans effective with the closing of the amended sale transaction on June 30, 2026.
The following table provides a breakdown of our servicer advances, net of allowance for losses:

	June 30, 2026				December 31, 2025
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total
Conventional	$0.7	$34.4	$7.7	$42.8	$1.1	$74.9	$6.2	$82.2
Government-insured	3.2	27.8	29.1	60.1	2.0	38.9	22.5	63.3
Non-Agency	75.5	109.2	81.9	266.6	95.6	165.1	77.3	337.9
Total, net	$79.4	$171.4	$118.7	$369.5	$98.7	$278.8	$106.0	$483.4

The following table provides selected operating statistics related to our owned reverse mortgage loans held for sale pooled into HMBS, previously, held for investment reported within our Servicing segment:

	June 30,	March 31,	% Change	June 30,	% Change
	2026	2026		2025
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Reverse mortgage loans (1)	$3,552.4	$9,059.1	(61)%	$9,961.1	(64)%
Active Buyouts (2)	551.9	580.6	(5)	205.0	169
Inactive Buyouts (2)	1,482.9	983.7	51	546.3	171
Total	$5,587.2	$10,623.5	(47)%	$10,712.4	(48)%

Future draw commitments (UPB) in millions:	1,661.1	2,891.9	(43)%	3,000.2	(45)%

Fair value in millions:
Reverse mortgage loans (1)	$3,627.1	$9,533.2	(62)%	$10,341.3	(65)%
HMBS related borrowings	3,610.9	9,437.4	(62)	10,253.1	(65)
Net asset value (HECM or reverse MSR)	$16.2	$95.8	(83)%	$88.3	(82)%
Net asset value to UPB	0.46%	1.06%		0.89%
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

Financial Performance
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2026	2026		2026	2025
Revenue
Servicing and subservicing fees	$229.3	$222.4	3%	$451.7	$414.6	9%
Gain on reverse loans and HMBS-related borrowings, net	2.2	14.2	(85)	16.5	22.8	(28)
Gain (loss) on loans held for sale, net	(3.6)	(2.7)	33	(6.3)	(8.8)	(28)
Other revenue, net	5.7	6.5	(12)	12.2	9.7	26
Total revenue	233.6	240.3	(3)%	474.1	438.3	8%

MSR valuation adjustments, net	(83.1)	(80.5)	3%	(163.6)	(73.3)	123%

Operating expenses
Compensation and benefits	21.8	23.2	(6)%	45.0	46.0	(2)%
Servicing expense	17.8	15.2	17	33.0	22.2	49
Technology and communications	8.2	8.3	(1)	16.4	14.9	10
Professional services	7.2	7.3	(1)	14.5	7.4	96
Occupancy, equipment and mailing	6.4	7.2	(11)	13.7	14.1	(3)
Corporate overhead allocations	14.6	14.7	(1)	29.3	25.5	15
Other expenses	0.2	0.2	—	0.4	1.1	(64)
Total operating expenses	76.2	76.1	—%	152.3	131.2	16%

Other income (expense)
Interest income	24.9	18.0	38%	42.9	23.5	83%
Interest expense	(71.6)	(58.5)	22	(130.1)	(98.9)	32
Pledged MSR liability expense	(38.2)	(42.6)	(10)	(80.9)	(85.0)	(5)
Other, net	(2.2)	(0.6)	267	(2.8)	0.3	n/m
Other income (expense), net	(87.1)	(83.7)	4%	(170.9)	(160.2)	7%

Income (loss) before income taxes	$(12.8)	$—	n/m	$(12.7)	$73.5	(117)%

Income (loss) before income taxes to UPB (bps)-Annualized	(1)	—	n/m	(1)	5	(120)%
Average serviced UPB ($ billions)	$341.4	$334.0	2%	$337.6	$305.9	10%
Average headcount - Servicing	2,505	2,681	(7)	2,593	2,913	(11)
n/m: not meaningful

Servicing and Subservicing Fees
The following chart displays servicing and subservicing fees by component for the periods presented:
The following table and discussion present the drivers of servicing and subservicing fees.

	Three Months Ended		% Change	Six Months Ended			% Change
	June 30,	March 31,		June 30,		June 30,
	2026	2026		2026		2025
Servicing fees
Average servicing UPB (1)	$206.6	$197.8	4%	$202.2		$178.1	14%
Average servicing fee (2)	0.29	0.30	(3)	0.30		0.30	—
Servicing fees (3)	$150.0	$148.9	1%	$298.9		$264.2	13%

Subservicing fees (6)
Average number of subserviced loans (4)	542.9	583.7	(7)%	561.0		569.9	(2)%
Average monthly fee per loan (5)	$16	$15	7	$15		$14	7
Subservicing fees (3)	$25.7	$26.0	(1)%	$51.7	57.6	$49.5	4%
(1) In $ billions, (2) In % of UPB, annualized, (3) In $ millions, (4) In thousands, (5) In dollars.
(6) Includes reverse mortgage loan subservicing.
Servicing fees for the three months ended June 30, 2026 increased $1.1 million or 1% compared to the three months ended March 31, 2026, driven by a 4% increase in average servicing UPB. The increase in average servicing UPB is primarily due to robust originations and recapture, and selective bulk MSR acquisitions as part of our replenishment and growth initiative, partly offset by deboarding of $1.2 billion UPB Rithm loans in the first quarter of 2026 as a result of Rithm’s decision to not renew its agreements effective January 31, 2026. Subservicing fees remained flat quarter over quarter, with a 7% decrease in subservicing volume (loan count), primarily due to deboarding of $21.2 billion UPB Rithm loans in the second quarter of 2026, largely offset by an increase in our forward subservicing volume due to our successful enterprise sale efforts to grow our residential and commercial subservicing portfolio by 10%, net of portfolio runoff.
Compared to the six months ended June 30, 2025, servicing fees for the six months ended June 30, 2026 grew 13% or $34.7 million, driven by a 14% increase in average servicing UPB, primarily due to robust originations and recapture, selective bulk MSR acquisitions as part of our replenishment and growth initiative, partly offset by the deboarding of $1.2 billion UPB Rithm loans in the first quarter of 2026 as a result of Rithm’s decision to not renew its agreements effective January 31, 2026. Subservicing fees remained largely flat (increased $2.1 million or 4%) as compared to the six months ended June 30, 2025, with certain offsetting factors, including higher price mix, an increase in our forward subservicing portfolio due to our successful enterprise sale efforts to grow our residential and commercial subservicing portfolio by 23%, net of portfolio runoff, partly offset by the deboarding of $21.2 billion and $5.7 billion UPB Rithm loans, in the second quarter of 2026 and first quarter of 2025, respectively, and runoff of our reverse subservicing portfolio.

The following table presents the composition of our ancillary income:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2026	2026		2026	2025
Custodial accounts (float earnings)	$36.5	$30.1	21%	$66.7	$59.4	12%
Late charges	9.0	9.9	(9)	18.8	19.4	(3)
Reverse subservicing ancillary fees	1.7	2.1	(19)	3.8	6.5	(42)
Other	6.4	5.4	19	11.8	15.5	(24)
Ancillary income	$53.6	$47.5	13%	$101.1	$100.8	—%

Ancillary income for the three months ended June 30, 2026 increased by $6.1 million, or 13% compared to the three months ended March 31, 2026 primarily due to a $6.4 million increase in float earnings attributable to seasonally higher average float balances.
Compared to the six months ended June 30, 2025, ancillary income for the six months ended June 30, 2026 remained flat, with some offsetting factors. Float earnings increased $7.3 million due to higher average float balances partly offset by lower average interest rates (as a benchmark, the average 1-month term SOFR declined by 67 basis points). The increase in float earnings was offset by a $2.7 million decline in reverse subservicing ancillary fees driven by portfolio runoff, and $3.6 million lower other fees mainly driven by lower collection fees.
Gain (Loss) on Loans Held for Sale, Net

We recognized a $3.6 million loss on loans held for sale, net for the three months ended June 30, 2026, compared to a $2.7 million loss in the three months ended March 31, 2026. The $0.8 million unfavorable variance is mostly driven by reverse mortgage buyouts, with unfavorable input and assumption updates in the second quarter of 2026, partly offset by higher liquidation gains. During the three months ended June 30, 2026, we recorded higher redelivery gains on Ginnie Mae forward loan repurchases and modifications, mostly driven by volume.
We recognized a $6.3 million loss on loans held for sale, net for the six months ended June 30, 2026, compared to an $8.8 million loss recognized in the six months ended June 30, 2025. The $2.5 million favorable variance is mostly driven by higher liquidation gains on reverse mortgage buyouts and higher redelivery gains on Ginnie Mae forward loan repurchases and modifications, mostly driven by volume, offset in part by certain higher input and assumption updates in the six months ended June 30, 2026.
Gain (Loss) on Reverse Loans and HMBS-Related Borrowings, Net
The following table presents the components of the fair value change of reverse loans and HMBS-related borrowings, net.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	% Change	June 30,	June 30,	% Change
	2026	2026		2026	2025
Net interest income (servicing fee)	$7.0	$7.2	(3)%	$14.2	$16.4	(13)%
Other change in fair value of securitized loans and HMBS-related borrowings, net	(7.1)	4.6	(254)	(2.5)	6.4	(139)
HECM hedging derivative gains (losses) (1)	2.4	2.4	—	4.8	—	n/m
Gain on reverse loans and HMBS-related borrowings, net (Servicing)	$2.2	$14.2	(85)%	$16.5	$22.8	(28)%
(1)Effective fourth quarter of 2025, other change in fair value is partially hedged with dedicated third-party derivative instruments, and with our forward MSR hedge strategy through third quarter of 2025.

Gain on reverse loans and HMBS-related borrowings, net for the three months ended June 30, 2026 decreased $12.0 million, compared to the three months ended March 31, 2026, mostly driven by less favorable yield spread tightening in the second quarter of 2026 and unfavorable assumption updates, including related to the FAR transaction. While not the only benchmark for the reverse mortgage exposure, the 10-year Treasury rate increased 14 basis points during the second quarter of 2026 and increased 12 basis points during the first quarter of 2026. Net interest income remained mostly flat (-3%), consistent with the average portfolio balance.
Compared to the six months ended June 30, 2025, Gain on reverse loans and HMBS-related borrowings, net for the six months ended June 30, 2026 declined $6.3 million mostly driven by the favorable impact from a decrease in market rates during the six months ended June 30, 2025 and a decrease in net interest income in the six months ended June 30, 2026, largely offset by changes in spreads (more favorable tightening vs. the prior year period) and assumptions, including related to the FAR transaction. The 10-year Treasury rate increased 26 basis points during the six months ended June 30, 2026 compared to a decrease of 34 basis points during the six months ended June 30, 2025. As our HECM loan portfolio is predominantly comprised of ARMs, lower interest rates cause the loan balance to accrue and reach the 98% maximum claim amount liquidation at a slower pace, extending the life of the servicing net asset. Net interest income declined $2.1 million (or 13%), consistent with the portfolio decline.
Other Revenue, Net
Other revenue, net for the three months ended June 30, 2026 was mostly flat as compared to the three months ended March 31, 2026, consistent with our CRL captive reinsurance premium portfolio.
Compared to the six months ended June 30, 2025, Other revenue, net for the six months ended June 30, 2026 increased $2.4 million mostly driven by the growth of our CRL captive reinsurance premium portfolio with an increase in covered properties.
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

☐	MSR fair value changes due to interest rate changes (reported within the Servicing segment)
☐	MSR fair value changes due to input and assumption changes (reported within the Servicing segment)
☐	MSR hedging derivative fair value changes
☐	Other change in fair value of securitized reverse mortgage loans and HMBS-related borrowings, net (through Q3 of 2025)

With a high targeted hedge coverage ratio, the fair value volatility of the MSR portfolio due to changes in market interest rates, net of hedges (including the reverse exposure) was reduced for the periods presented. The total impact of our MSR hedge strategy resulted in losses of $29.4 million in the second quarter of 2026 and $27.1 million in the first quarter of 2026, with the variance driven by an unfavorable impact of market interest rate changes, net of hedging, vs. a favorable impact in the first quarter of 2026, largely offset by less unfavorable MSR valuation input and assumption updates, including to reflect slower prepayment speeds in the current quarter.
The $74.1 million unfavorable change for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 ($56.5 million loss compared to $17.6 million gain), is mainly driven by unfavorable input and assumption updates in the six months ended June 30, 2026 vs. favorable updates in the six months ended June 30, 2025 primarily due to increased prepayment speeds in the first half of 2026 and higher realization of cash flows in the first half of 2026 mostly due to portfolio growth, partly offset by higher unfavorable market rate impact, net of hedging, in the first half of 2025.
Compensation and Benefits
Compensation and benefits expense for the three months ended June 30, 2026 decreased $1.4 million, or 6%, compared to the three months ended March 31, 2026 largely consistent with the 7% reduction in headcount. Salaries and benefits expense decreased $1.0 million and severance expense decreased $1.2 million, mostly due to 7% lower headcount in forward servicing primarily in connection with Rithm’s decision to not renew its subservicing agreements effective January 31, 2026. These decreases were partially offset by an increase in incentive compensation of $0.8 million.
Compared to the six months ended June 30, 2025, Compensation and benefits expense for the six months ended June 30, 2026 remained flat (decreased $1.0 million, or 2%), mostly driven by the impact of an 11% headcount reduction. Decreases in salaries and benefits expense of $2.6 million and incentive compensation of $1.1 million were mostly offset by a $2.4 million increase in severance expense, primarily as a result of the termination of our subservicing agreements with Rithm (as disclosed above). The decrease in average headcount, including a 9% decrease in the U.S., is largely attributed to the Rithm subservicing agreements termination, runoff of our reverse subservicing portfolio, lower delinquencies, and further efficiency gains within forward servicing.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans (provision for account receivables), provision expense for advances and servicing representation and warranties, other provision expense (including related to CRL), and certain loan-volume related expenses.
Servicing expense increased $2.6 million in the three months ended June 30, 2026 compared to the three months ended March 31, 2026, largely driven by $3.5 million higher indemnification provision expense, primarily driven by loan put-back and related contingencies related to the FAR transaction, offset in part by $1.0 million higher provision expense on receivables in the first quarter of 2026 related to MSR sales.
Compared to the six months ended June 30, 2025, Servicing expense for the six months ended June 30, 2026 increased $10.8 million or 49%, primarily due to a $6.8 million increase in satisfaction and interest on payoff expense due to higher payoff volume, $3.0 million higher indemnification provision expense mostly due to the same factors described above, and $1.7 million higher provision expense on receivables related to MSR sales discussed above.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefit expense and Servicing expense) for the three months ended June 30, 2026 remained flat (decreased $1.1 million, or 3%) as compared to the three months ended March 31, 2026, mostly due to a $0.8 million decrease in Occupancy, equipment and mailing expense.
Compared to the six months ended June 30, 2025, Other operating expenses for the six months ended June 30, 2026 increased $11.4 million mostly due to a $7.1 million increase in Professional services expense, a $3.8 million increase in Corporate overhead allocations, and a $1.6 million increase in Technology and communications expense. The increase in Professional services expense is driven by $3.9 million higher legal expenses primarily due to lower recoveries of prior years’ legal expenses in the first half of 2026 and a $3.2 million increase in other professional services expense primarily due to an increase in call center volume driven by the Rithm servicing transfer. The increase in Corporate overhead allocations is primarily driven by higher Corporate services to support our growth initiatives. The increase in Technology and communications expense is primarily driven by higher servicing volume.

Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2026	2026		2026	2025
Interest Expense
MSR financing facilities	$25.4	$20.9	22%	$46.3	$40.2	15%
Advance match funded liabilities	5.9	6.2	(5)%	12.1	15.7	(23)%
Reverse mortgage securitization notes	24.8	16.9	47	41.7	20.2	106
Mortgage warehouse facilities	1.9	2.5	(24)	4.3	7.0	(39)
Corporate debt interest expense allocation	11.7	10.3	14	22.0	12.7	73
Escrow	1.9	1.7	12	3.7	3.3	12
Total interest expense	$71.6	$58.5	22%	$130.1	$98.9	32%

Average balances
MSR financing facilities	$1,489.2	$1,230.2	21%	$1,360.4	$1,095.9	24%
Advance match funded liabilities	253.2	286.4	(12)	269.7	348.7	(23)
Reverse mortgage securitization notes	1,423.0	875.2	63	1,150.6	456.3	152
Mortgage warehouse facilities	116.2	140.4	(17)	128.3	198.9	(35)
Total asset-backed financing	$3,281.6	$2,532.1	30%	$2,909.0	$2,099.9	39%

Effective average interest rate
MSR financing facilities	6.82%	6.79%	—%	6.80%	7.33%	(7)%
Advance match funded liabilities	9.33	8.70	7	9.00	8.98	—
Reverse mortgage securitization notes	6.98	7.70	(9)	7.25	8.85	(18)
Mortgage warehouse facilities	6.39	7.01	(9)	6.73	7.04	(4)

Average 1 month Term SOFR	3.64%	3.67%	(1)%	3.65%	4.32%	(16)%
Interest expense for the three months ended June 30, 2026 increased $13.1 million, or 22% compared to the three months ended March 31, 2026 driven by the growth of our assets, partly offset by lower effective interest (amortization of discount) on our reverse mortgage securitization notes primarily due to slower repayments. Interest expense on corporate debt increased $1.3 million as additional corporate debt was allocated to the Servicing segment in the first quarter of 2026, upon issuance of an additional $200.0 million of Senior Notes Due 2029 by PHH Corporation on January 30, 2026, to support the growth of MSRs. Interest expense on MSR financing facilities increased $4.5 million on a higher average balance due to higher utilization attributed to the growth of MSRs. Interest expense on reverse mortgage securitization notes increased $8.0 million mainly due to the significant increase in the average balance as a result of the acquisition and securitization (OLIT) of reverse mortgage buyouts in the first and second quarter of 2026, offset in part by runoff of the existing securitized portfolio and lower effective interest.
Compared to the six months ended June 30, 2025, interest expense for the six months ended June 30, 2026 increased $31.1 million, or 31%, driven by the growth of our assets, partly offset by lower financing cost due to lower interest rates. Interest expense on reverse mortgage securitization notes increased $21.5 million mainly due to the acquisition and securitization (OLIT) of reverse mortgage buyouts in 2025 and the first and second quarter of 2026, offset in part by runoff of the existing securitized portfolio and lower effective interest (amortization of discount) primarily due to slower repayments. Interest expense on corporate debt increased $9.4 million, driven by additional corporate debt allocated to the Servicing segment during the six months ended June 30, 2026 to support the growth of MSRs. In addition, interest expense on MSR facilities increased $6.1 million due to an increase in the average debt balance, partly offset by lower average short-term market interest rates.

These increases were partially offset by a $3.5 million decrease in interest on advance match funded liabilities, mostly driven by the decline in average debt balances for servicing advances due to lower delinquencies and increased loan resolutions in our non-Agency MSR portfolio. The interest on mortgage warehouse facilities decreased $2.7 million, mostly driven by a decrease in the average debt balance due to the increase in OLIT securitizations as a financing structure option.
Interest income for the three months ended June 30, 2026 increased $6.9 million compared to the three months ended March 31, 2026. Compared to the six months ended June 30, 2025, interest income increased $19.4 million for the six months ended June 30, 2026. The increases are primarily due to the reverse mortgage buyouts acquired in 2025 and the first and second quarter of 2026, offset in part by run-off of the existing reverse mortgage buyouts.
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

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2026	2026		2026	2025
Net servicing fee remittance for MSR transfers that do not meet sale accounting (1)	25.6	29.8	(14)%	55.5	58.8	(6)%
ESS servicing spread remittance	12.6	12.9	(2)	25.4	26.1	(3)
Pledged MSR liability expense	$38.2	$42.6	(10)%	$80.9	$85.0	(5)%
(1)See Note 8 — MSR Related Financing Liabilities, at Fair Value to the Unaudited Consolidated Financial Statements. The servicing fee and ancillary income collections on such transferred MSRs are recognized within Servicing and subservicing fees.
Pledged MSR liability expense for the three months ended June 30, 2026 decreased $4.5 million, or 10% as compared to the three months ended March 31, 2026 consistent with the lower volume serviced, including Rithm.
Compared to the six months ended June 30, 2025, Pledged MSR liability expense for the six months ended June 30, 2026 decreased $4.0 million, or 5%, consistent with the lower volume serviced, including Rithm.
Other, net is mostly driven by the increase in reverse mortgage REO assets in connection with reverse mortgage loan buyouts.

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

While not all loans serviced are eligible for recapture, the note rate composition of our Agency MSR portfolio (UPB in $ billions) was as follows. The chart indicates a $58 billion portfolio of loans with an interest rate higher than 6% as of June 30, 2026 (with the 30-year fixed rate mortgage rate at 6.49%) presenting higher prepayment risk and recapture opportunity.

2- Correspondent Lending
Our Correspondent lending channel drives the replenishment and growth of our MSR portfolio. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or “best-efforts” contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. In 2025, we expanded the range of products to our correspondent sellers with the launch of Non-QM loans that we currently sell servicing released. We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved correspondent lenders. As of June 30, 2026, we have relationships with 699 approved correspondent sellers.
3- Reverse Originations
We originate and purchase reverse mortgage loans through our retail, wholesale and correspondent lending channels, under the guidelines of the HECM reverse mortgage insurance program of the FHA. Loans originated under this program are generally insured by the FHA, which provides protection against risk of borrower default. As the securitizations of reverse mortgage loans do not achieve sale accounting treatment and the loans remain reported as Reverse loans (held for sale or held for investment) pooled into HMBS, at fair value together with the securitization HMBS-related borrowings, revenue mostly includes the fair value changes of the loan from lock date to securitization date that are reported in Gain on reverse loans and HMBS-related borrowings, net.
In November 2025, OMC agreed to sell its entire HECM loan portfolio and HMBS related borrowings to FAR and subservice the sold portfolio. FAR agreed to acquire OMC’s originations pipeline of reverse mortgage loans and, for a period of five years, OMC will no longer originate reverse mortgages effective upon closing with the exception of activities relating to the recapture of existing HECM borrowers for HECM MSRs not sold to FAR. On April 30, 2026, OMC and FAR entered into an amendment of the November 2025 sale agreements whereby OMC has agreed to sell a portion of its reverse MSRs comprised of approximately 20,000 Ginnie Mae HECM loans with UPB of $5.1 billion. We received Ginnie Mae’s approval of the amended sale on May 28, 2026 and the transaction closed on June 30, 2026. Refer to Note 5 - Reverse Mortgages for additional information.

4- Co-Issue Programs
We purchase MSRs through flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans servicing released to the respective agency and sell the MSR to the winning bidder. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. As of June 30, 2026, we have relationships with 535 approved sellers through the Agency Cash Window co-issue programs. We initially recognize our MSR originations and purchases with the associated economics in our Originations segment and transfer the MSR to our Servicing segment once the MSR is initially recognized on our balance sheet with all subsequent performance associated with the MSR, including funding cost, runoff and other fair value changes reflected in our Servicing segment.
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

Operating Metrics
The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2026	2026		2026	2025
Funded Loan UPB by Channel (in billions)
Forward loans
Correspondent	$6.46	$5.82	11%	$12.27	$9.10	35%
Consumer Direct	1.20	1.19	1	2.39	0.68	251
	$7.66	$7.01	9%	$14.66	$9.78	50%

GSE	$3.83	$4.54	(16)%	$8.37	$7.00	20%
Ginnie Mae	3.66	2.31	58	5.98	2.73	119
Other	0.16	0.15	7	0.31	0.04	675
	$7.66	$7.01	9%	$14.66	$9.78	50%

% Purchase production	69	54	28	62	76	(18)
% Refinance production	31	46	(33)	38	24	58

Weighted average note rate (%)	6.1%	6.0%	2%	6.0%	6.4%	(6)%

Reverse loans (1)
Correspondent	$0.01	$0.04	(75)%	$0.05	$0.20	(75)%
Wholesale	0.01	0.03	(67)	0.04	0.09	(56)
Retail	0.01	0.01	—	0.02	0.05	(60)
	$0.03	$0.08	(63)%	$0.11	$0.34	(68)%

UPB of MSR Purchases by Channel (in billions)
Agency Cash Window / Flow MSR	$7.76	$7.17	8%	14.94	$6.33	136%
Bulk purchases	2.24	5.32	(58)	7.56	5.13	47
Bulk reverse purchases	0.73	0.38	92	1.11	—	n/m
	$10.73	$12.87	(17)	$23.61	$11.46	106

Total	$18.42	$19.96	(8)%	$38.38	$21.57	78%

Short-term loan commitment (2) (at period end; in millions)
Consumer Direct	$459.5	$780.4	(41)%	$459.5	$209.1	120%
Correspondent	1,846.4	1,927.3	(4)%	1,846.4	1,767.5	4%
Total Forward loans	$2,305.9	$2,707.8	(15)%	$2,305.9	$1,976.6	17%
Reverse loans	0.4	14.2	(97)%	0.4	33.0	(99)%

Consumer Direct pull-through adjusted (PTA) lock volume (3) (in billions)	$0.94	$1.35	(30)%	$2.29	$0.73	214%
Consumer Direct gain on sale margin on PTA lock volume (4)	1.95%	2.05%	(5)%	2.01%	2.92%	(31)%

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

Financial Performance
The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2026	2026		2026	2025
Revenue
Gain on loans held for sale, net	$33.0	$36.9	(11)%	$69.8	$31.0	125%
Gain on reverse loans and HMBS-related borrowings, net	1.6	4.5	(64)	6.0	12.9	(53)
Other revenue, net	14.7	12.6	17	27.3	14.2	92
Total revenue	49.3	53.9	(9)%	103.1	58.1	77%

MSR valuation adjustments, net	12.6	11.5	10%	24.1	7.2	235%

Operating expenses
Compensation and benefits	21.1	20.8	1%	41.9	26.2	60%
Origination expense	5.3	3.3	61	8.6	3.7	132
Technology and communications	3.1	2.8	11	5.9	4.3	37
Professional services	0.6	0.6	—	1.1	1.0	10
Occupancy, equipment, and mailing	1.3	0.8	63	2.1	1.5	40
Corporate overhead allocations	5.1	5.2	(2)	10.3	7.8	32
Other expenses	1.2	1.5	(20)	2.8	3.2	(13)
Total operating expenses	37.7	35.0	8%	72.7	47.9	52%

Other income (expense)
Interest income	29.6	21.8	36%	51.4	32.7	57%
Interest expense	(25.7)	(18.6)	38	(44.3)	(31.0)	43
Other, net	(0.7)	(0.4)	75	(1.1)	(0.5)	40
Other income (expense), net	3.2	2.8	14%	6.0	1.2	400%

Income before income taxes	$27.4	$33.2	(17)%	$60.5	$18.6	225%

Income before income taxes to UPB (bps)	36	47	(23)	41	19	116
Funded loan UPB - Forward loans (in $ billions)	$7.7	$7.0	10	$14.7	$9.8	50
Average Headcount - Originations	742	706	5	720	571	26

Gain on Loans Held for Sale, Net
The following chart displays Gain on loans held for sale by channel for the periods presented:
The following table and discussion present Gain on loans held for sale by channel and the main drivers, specifically the forward loan origination volumes and margins (excluding fees that are presented in Other revenue, net):

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2026	2026		2026	2025
Origination UPB (1) (in billions)
Correspondent	$6.46	$5.82	11%	$12.27	$9.10	35%
Consumer Direct	1.20	1.19	1	2.39	0.68	251
	$7.66	$7.01	9%	$14.66	$9.78	50%

% Gain on Sale Margin (2)
Correspondent	0.23%	0.16%	44%	0.19%	0.11%	73%
Consumer Direct	1.52	2.33	(35)	1.92	3.13	(39)
	0.43%	0.53%	(19)%	0.48%	0.32%	50%

Gain on Loans Held for Sale
Correspondent	$14.7	$9.1	62%	$23.8	$9.6	148%
Consumer Direct	18.3	27.7	(34)	46.0	21.3	116
	$33.0	$36.9	(11)%	$69.8	$31.0	125%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of gain on Loans held for sale to funded UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
Gain on loans held for sale, net for the three months ended June 30, 2026 decreased $3.9 million, or 11% compared to the three months ended March 31, 2026, with a $9.4 million decrease in our Consumer Direct channel, partly offset by a $5.6 million increase in our Correspondent channel. The decrease in Consumer Direct gain is primarily driven by volume headwinds as higher rates drove 30% lower lock volumes and 35% lower margins. The increase in Correspondent gain is primarily driven by improved loan origination pipeline hedge effectiveness, higher margins, and favorable loan sale execution. Our total forward loan origination volume increased 9% consistent with our business growth strategy, exceeding estimated industry volume trend (up 4% quarter over quarter, based on average of MBA and Fannie Mae data).
Compared to the six months ended June 30, 2025, Gain on loans held for sale, net for the six months ended June 30, 2026 increased $38.8 million, attributable to a $24.6 million increase in our Consumer Direct channel and $14.2 million increase in our Correspondent channel. The higher gain in Consumer Direct is primarily driven by a 251% increase in loan funded volume due to our increased recapture capabilities in the first half of 2026 which continued to drive refinance activity, offset in part by lower margins due to the competitive pricing environment. The $14.2 million increase in Correspondent gain is driven by a 35% increase in loan production volume, largely driven by continued diversification across all investors and expansion of the Non-QM loan portfolio, and a 73% increase in margins primarily attributable to improved execution. Our origination activity in 2026 has strategically shifted towards a higher mix of Ginnie Mae production, which offers higher margins and stronger recapture opportunities. The 50% increase in our total volume is mostly attributed to our MSR replenishment and growth strategy and largely exceeded the estimated industry volume trend (26% increase, based on average of MBA and Fannie Mae data).

Gain on Reverse Loans and HMBS-Related Borrowings, Net
The following table provides information regarding Gain on reverse loans and HMBS-related borrowings, net, of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans, at fair value, together with volume and margin (including loan fees):

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2026	2026		2026	2025
Origination UPB (1) (in billions)	$0.03	$0.08	(63)%	$0.12	$0.34	(65)%
Origination margin (2)	5.33%	5.44%	(2)	5.00%	3.79%	32
Gain on reverse loans and HMBS-related borrowings, net (Originations)	$1.6	$4.5	(64)%	$6.0	$12.9	(53)%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain to funded UPB; includes loan fees.
Gain on reverse loans and HMBS-related borrowings, net for the three months ended June 30, 2026 decreased $2.9 million compared to the three months ended March 31, 2026, with lower origination volume across our channels and lower margins in our wholesale and retail channels. Lower originations during the three months ended June 30, 2026 were in anticipation of the closing of the amended sale agreement with FAR. Lower margins were predominantly driven by less favorable tightening of yield spreads in the three months ended June 30, 2026 as compared to the three months ended March 31, 2026.
Compared to the six months ended June 30, 2025, Gain on reverse loans and HMBS-related borrowings, net for the six months ended June 30, 2026 decreased $6.9 million attributed to lower origination volume, partly offset by a higher aggregate margin. The elevated interest rate environment continues to adversely impact reverse mortgage borrower activities due to a lack of affordability as elevated rates directly reduce HECM loan proceeds available to borrowers. Anticipated closing of the amended sale agreement with FAR also contributed to our lower originations volume during the six months ended June 30, 2026. Higher aggregate margin is predominantly driven by more tightening in yield spreads in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Other Revenue, net
Other revenue, net consists primarily of correspondent and broker fees and includes setup fees earned for loans boarded on our servicing platform. Changes in Other revenue, net for the periods presented are primarily attributed to production volume changes.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net includes revaluation gains on certain MSRs opportunistically purchased through the Agency Cash Window programs, and flow purchases. As an aggregator of MSRs, we may purchase MSRs from smaller originators with a purchase price at a discount to fair value and we recognize valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns. Changes in MSR valuation adjustments, net period over period are largely due to volume changes and higher margins driven by improved execution.
Operating Expenses
Operating expenses for the three months ended June 30, 2026 increased $2.6 million, or 7% compared to the three months ended March 31, 2026 primarily due to higher Consumer Direct volume (loan count) and increased provision for indemnification attributed to unfavorable demand and resolution activities, compared to the three months ended March 31, 2026, as well as an increase in commissions, partly offset by lower reverse originations related expenses due to the FAR transaction, as discussed above.
Compared to the six months ended June 30, 2025, Operating expenses for the six months ended June 30, 2026 increased $24.8 million primarily due to a $15.6 million increase in Compensation and benefits driven by $8.6 million of higher commissions on higher production volume, as well as a $5.8 million, or 37% increase in salaries and benefits expense mostly due to a 26% increase in average headcount. In addition, Originations expense increased $4.9 million primarily due to higher production volume and unfavorable demand and resolution activities compared to six months ended June 30, 2025. Other operating expenses also increased $4.3 million primarily driven by a $2.4 million increase in corporate overhead allocations due to higher support costs to support higher production volume, and a $1.5 million increase in Technology and communications expense due to higher production volume.

Other Income (Expense)
Interest income consists primarily of interest earned on newly originated and purchased loans during the pipeline period prior to securitization or sale to investors. Interest expense is incurred to finance the mortgage loans during the same pipeline period, which is generally approximately 20 days. We finance mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines generally indexed on short-term rates like SOFR. Our net interest margin is driven by the difference between the average mortgage note rate and the average warehouse line cost of funds, the average balance of loans and by the average number of days loans remain in the pipeline. The improvement in our net interest margin, year-over-year is attributable to the reduction of short-term interest rates relative to mortgage rates and the increase in the average pipeline loan balance.

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
The following table presents selected results of operations of Corporate:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2026	2026		2026	2025
Revenue	$—	$—	n/m	$—	$—	n/m

Operating expenses
Compensation and benefits	26.9	25.7	5%	52.6	46.1	14%
Technology and communications	6.6	6.4	3	13.1	11.2	17
Professional services	8.9	6.9	29	15.8	22.7	(30)
Occupancy, equipment and mailing	0.5	0.5	—	0.9	0.7	29
Other expenses	1.9	1.4	36	3.4	2.9	17
Total operating expenses before corporate overhead allocations	44.8	40.9	10%	85.8	83.7	3%
Corporate overhead allocations
Servicing segment	(14.6)	(14.7)	(1)%	(29.3)	(25.5)	15%
Originations segment	(5.1)	(5.2)	(2)	(10.3)	(7.8)	32
Total operating expenses	25.1	21.0	20%	46.2	50.4	(8)%

Other income (expense), net
Interest income	1.0	1.2	(17)%	2.2	2.1	5%
Interest expense	(5.8)	(5.6)	4	(11.3)	(12.7)	(11)
Pledged MSR liability expense	—	—	n/m	0.1	—	n/m
Other, net	0.2	0.1	100	0.3	0.8	(63)
Other income (expense), net	(4.6)	(4.3)	7%	(8.7)	(9.8)	(11)%

Loss before income taxes	$(29.7)	$(25.2)	18%	$(54.9)	$(60.2)	(9)%

Operating Expenses
Operating expenses before corporate overhead allocations increased by $3.9 million, or 10% for the three months ended June 30, 2026 compared to the three months ended March 31, 2026, primarily driven by a $2.0 million increase in Professional services and a $1.2 million increase in Compensation and benefits. The increase in Professional services is mostly due to certain corporate development initiatives. The increase in Compensation and benefits is mostly attributed to higher incentive compensation partly offset by lower severance expense. The increase in incentive compensation is primarily driven by an increase in the fair value of cash-settled share-based awards driven by our stock price (1% increase in our stock price vs. a 14% decrease in the comparative period) and an increase in equity-settled awards expense.
Operating expenses before corporate overhead allocations increased by $2.1 million, or 3% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, with higher Compensation and benefits and increased Technology and communications expenses largely offset by lower Professional services. Compensation and benefits increased $6.5 million mostly due to higher salaries and benefits due to an increase in average headcount (mostly in the U.S.) to support growth initiatives. Technology and communications increased $1.8 million primarily due to increased technology usage, including higher cloud storage costs, and IT security and innovation-related projects. Professional services decreased $6.9 million mostly driven by a $7.7 million decrease in legal expenses, primarily attributed to the increase in our accrual for probable losses in the first quarter of 2025 in connection with the settlement of a legacy litigation matter.
Corporate overhead allocations to the segments for the six months ended June 30, 2026 increased $6.2 million as compared to the six months ended June 30, 2025 primarily driven by higher support expenses for our growth initiatives and production volume.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with existing and potential lenders and as a result add, terminate, replace or extend our debt agreements to the extent necessary to finance our operations and growth and optimize our financing costs. In addition, we completed the following key transactions during the six months ended June 30, 2026 impacting our liquidity:
•Increased total borrowing capacity under our existing mortgage warehouse facilities by $1.2 billion to support increased originations.
•Completed the following changes related to our MSR financing facilities:
◦In January 2026, we increased the borrowing capacity under our Ginnie Mae MSR facility from $400.0 million to $450.0 million. Also, in April 2026, the borrowing capacity was further increased from $450.0 million to $500.0 million.
◦In May 2026, we increased the borrowing capacity under one of our GSE MSR financing facilities from $250.0 million to $400.0 million and the maturity date was extended to May 2029.
◦In May 2026, we decreased the borrowing capacity under another of our GSE MSR facilities from $750.0 million to $400.0 million.
◦In May 2026, we entered into a new facility which is secured by a lien on certain of our Fannie Mae MSRs and is subject to daily margining requirements. Onity guarantees the obligations under the facility. The facility has a maturity date of May 2027 and total borrowing capacity of $450.0 million. In June 2026, the borrowing capacity under the facility was temporarily increased to $500.0 million through August 2026. In July 2026, we repaid $250.0 million of the balance outstanding under this facility and entered into a $250.0 million term loan facility secured by a lien on certain of our Fannie Mae MSRs with a maturity date of July 2029 and subject to daily margining requirements. Onity guarantees the obligations under the facility.
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
•Completed three private placement securitizations (OLIT) of HECM loans, and related receivables and REO properties, referred to as reverse mortgage buyouts. In March, May and June 2026, certain classes of asset-backed notes with an initial principal amount of $511.9 million, $499.9 million and $504.6 million, respectively, were issued at a discount, with a stated interest rate of 3% and a three-year mandatory call date.
•Completed the repurchase and cancellation of $10.0 million (242,753 shares) of our common stock under a $10.0 million share repurchase program authorized by Onity’s Board of Directors in February 2026. We repurchased 154,444 of these shares during the first quarter and an additional 88,309 shares during the second quarter, completing the program on May 1, 2026.
•Repurchased and cancelled $2.0 million (53,034 shares) of our common stock under a $20.0 million share repurchase program authorized by Onity’s Board of Directors in June 2026. The total monthly purchase limit for the program is $2.0 million. During July 2026, we completed the repurchase and cancellation of an additional $2.0 million (51,527 shares) of our common stock.
In addition to the above transactions, on April 30, 2026, OMC and FAR entered into an amendment to the parties’ November 2025 agreements for the sale of Onity’s reverse mortgage servicing portfolio and certain reverse originations assets. Under the amendment, OMC has agreed to sell a portion of its reverse MSRs comprised of approximately 20,000 Ginnie Mae HECM loans, subject to Ginnie Mae approval and customary closing conditions. Effective as of the transaction closing date, FAR also agreed to acquire OMC’s pipeline of reverse mortgage loans as of the transaction closing date, and for a period of five years, OMC will no longer originate reverse mortgages with the exception of activities relating to the recapture of existing HECM borrowers for HECM MSRs not sold to FAR. The amended transaction was approved by Ginnie Mae on May 28, 2026 and closed on June 30, 2026. Refer to Note 5 - Reverse Mortgages and Note 10 – Receivables. Excluding the $6.8 million holdback, net cash related to the FAR transaction is approximately $77 million, net of repayment of certain warehouse financings, transaction costs, impact of removing the reverse MSR hedge, mortgage insurance premium, and post-closing items.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows (see Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information):

	June 30, 2026			December 31, 2025
	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)
Advance facilities	$814.4	$545.3	$14.4	$814.4	$458.6	$13.9
Mortgage warehouse facilities	4,340.6	295.9	1,983.0	3,184.3	231.9	1,727.8
MSR financing facilities	1,870.0	246.9	73.2	1,470.0	172.4	30.9
Total	$7,025.0	$1,088.1	$2,070.6	$5,468.7	$862.9	$1,772.6
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
At June 30, 2026, we had $33.4 million total available borrowing capacity based on the amount of eligible collateral as follows:

	June 30, 2026
	Total	Committed	Uncommitted
Advance facilities	$—	$—	$—
Mortgage warehouse facilities	—	—	—
MSR financing facilities	33.4	33.4	—
Total available borrowing capacity based on eligible collateral	$33.4	$33.4	$—
At June 30, 2026, our total liquidity of $230.0 million included $196.6 million of unrestricted cash and $33.4 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral as described above. With total liquidity of $205.0 million at December 31, 2025, the increase is mostly attributed to our issuance of an additional $200.0 million aggregate principal amount of 9.875% Senior Notes Due 2029, largely offset by our originations and investments in owned MSRs and semi-annual interest paid on the Senior Notes in May 2026.
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
We have short-term commitments to lend $2.3 billion in connection with our forward and reverse mortgage loan IRLCs outstanding at June 30, 2026. In addition, we have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.7 billion at June 30, 2026. During the six months ended June 30, 2026, we funded $144.4 million of the $2.9 billion borrowing capacity available as of December 31, 2025. We are able to immediately securitize these borrower draws or advances under the Ginnie Mae program. As an HMBS issuer, we are required to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). See Note 21 — Commitments for additional information. We carry these repurchases until reimbursement by HUD and/or property liquidation if inactive. Our reverse subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice. Our financing commitments related to reverse loans were assigned to FAR upon closing of our amended sale transaction on June 30, 2026; see Note 5 - Reverse Mortgages for additional information.
Regarding the current maturities of our borrowings, as of June 30, 2026, we have approximately $3.4 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is primarily comprised of $2.1 billion of borrowings under warehouse facilities and $1.2 billion of borrowings under MSR financing facilities.
With respect to liquidity management, we consider our servicing advance requirements during each investor remittance period and the uncertainties of daily margin calls on our collateralized debt facilities and derivative instruments due to interest rate fluctuations.
As disclosed in Note 8 — MSR Related Financing Liabilities, at Fair Value, on October 31, 2025, we were notified by Rithm of its intent not to renew its subservicing agreements effective January 31, 2026 with transfers to Rithm’s own servicing platform beginning on March 1, 2026. The float amount associated with the advance collections and servicing fees of the servicing portfolio will be repaid to Rithm in cash based on the amount due upon transfer. Also refer to Note 13 – Other Liabilities (Due to Rithm - Advance collections and servicing fees - See Note 21). Based on quarter-end liquidity and ongoing business cash flows, we expect to meet the Rithm payable when due while maintaining adequate cash resources.
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
We use mortgage loan repurchase and participation facilities (commonly called warehouse lines) to fund newly originated or purchased loans on a short-term basis until they are sold or securitized to secondary market investors, including GSEs or other third-party investors, and to fund repurchases of certain Ginnie Mae forward loans, HECM loans, second-lien loans and other types of loans. These facilities contain eligibility criteria that generally include aging and concentration limits by loan type among other provisions. Currently, our financing agreements generally have maximum terms of 364 days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days.
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
Capital Adequacy and Leverage
Our licensed entities are subject to capital requirements by different agencies and regulators, including but not limited to the GSEs, Ginnie Mae and HUD. We believe our licensed entities are adequately capitalized at June 30, 2026 as reflected by the most restrictive regulatory requirements disclosed in Note 20 – Regulatory Requirements.
Our stockholders’ equity ($610 million at June 30, 2026) relative to total assets denotes a high leverage ratio. Our regulators assess our leverage ratio by deducting from total assets the amount of securitized reverse mortgage loans (HECM loans) pledged to HMBS due to the “lack of true sale accounting treatment of the HMBS Program” as per the Ginnie Mae guide. As of June 30, 2026, as illustrated below, out of $12.4 billion total assets, $3.6 billion securitized HECM loans remain reported on our balance sheet with the associated HMBS liability as they do not meet sale accounting treatment under GAAP.

Condensed Balance Sheet	June 30, 2026	December 31, 2025
HECM loans held for investment pooled into HMBS, at fair value	$3,641	$—
HECM loans held for sale pooled into HMBS, at fair value	—	9,808
All other assets	8,710	6,363
Total assets	$12,350	$16,171

Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$3,611	$9,612
All other liabilities	8,080	5,881
Total liabilities	11,691	15,493

Mezzanine equity (1)	50	50
Total stockholders’ equity	$610	$628

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
Accordingly, we assess our capital needs, structure and leverage predominantly with respect to our capital investments, mainly our owned MSR. We prudently manage amount, risks and returns of our owned MSR within the limits of our available capital, as summarized below:

Capital Investment Allocation and Structure At June 30, 2026	Assets	Collateralized Financing / Liabilities (1)	Net
MSR, at fair value (1)	$3,209	$2,259	$950
HECM loans held for investment pooled into HMBS, at fair value (1)(2)	3,641	3,615	26
Other assets pledged to collateralized financing facilities (1)(3)	4,403	4,274	129
Other (1)(4)	1,098	850	248
Total	$12,350	$10,998	$1,353

Equity and debt capital structure:
Corporate debt - Senior Notes Due 2029			$693
Mezzanine equity			50
Stockholders’ common equity			610
Total capital			$1,353

(1)See Note 12 – Borrowings, Collateral table.
(2)Includes $13 million unsecuritized HECM loans and tails, $4 million associated warehouse mortgage loan financing ($9 million net), and $16 million of HECM net asset value or economic reverse MSR. Refer to Note 5 - Reverse Mortgages for additional information regarding the closing of the sale of reverse MSRs to FAR on June 30, 2026.
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
The most restrictive liquidity requirement under our debt agreements is for a minimum of $65.0 million in consolidated liquidity, as defined, under certain of our warehouse and MSR financing facilities agreements. The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at June 30, 2026, is a minimum of $275.0 million and $125.0 million tangible net worth for Onity and OMC, respectively. Refer to Note 20 – Regulatory Requirements for our regulatory capital and liquidity requirements. We are also subject to minimum capital or tangible net worth and liquidity requirements under regulatory or Agency requirements, including a risk-based capital ratio requirement for Ginnie Mae issuers. OMC is required to maintain a minimum of 6% ratio of Adjusted Net Worth less Excess MSRs, as defined, to risk weighted assets. In the second quarter of 2025, in order to achieve and maintain compliance with the Ginnie Mae RBCR requirements, we transferred certain GSE MSR investment activities previously conducted by OMC to PAS, a wholly owned subsidiary of PHH Corporation, with OMC retaining the subservicing.
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
We believe that we are in compliance with the covenants in our debt agreements and associated regulatory requirements as of June 30, 2026.
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
Our accounting policies and estimates involving significant judgments primarily relate to fair value measurements, income taxes, allowance for losses, and the provision for losses that may arise from contingencies, including indemnification obligations and litigation proceedings. We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures, including but not limited to MSRs, MSR related financing liabilities, Loans held for sale, Reverse loans held for sale or held for investment pooled into HMBS, and HMBS-related borrowings. As of June 30, 2026, 85% of our assets and 37% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs. See Note 3 – Fair Value for the carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring and nonrecurring basis or disclosed, but not measured, using fair value.
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
Valuation of MSRs and MSR related Financing Liabilities, at Fair Value
We originate MSRs from our originations activities and acquire MSRs through flow purchase agreements, Agency Cash Window programs or bulk purchases. We account for MSRs, pledged MSR liabilities and ESS financing liabilities at fair value (reported within MSR related financing liabilities, at fair value). As of June 30, 2026, we reported a $3.2 billion fair value of MSRs and $0.7 billion MSR related financing liabilities.
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
The following table provides the hypothetical sensitivity of the MSR fair value to certain significant unobservable assumptions at June 30, 2026:

Adverse change in MSR fair value due to significant unobservable assumption change	10%	20%
Change in fair value due to change in weighted average discount rate	$(118.5)	$(227.7)
Change in fair value due to change in weighted average prepayment speeds	$(85.4)	$(165.1)
Change in fair value due to change in weighted average delinquency	$(20.8)	$(40.5)
Change in fair value due to change in weighted average cost to service	$(38.3)	$(76.7)
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
Reverse Loans Pooled into HMBS and HMBS-related Borrowings
The fair value of our reverse mortgage loans held for sale or held for investment pooled into HMBS generally decreases as market interest rates rise and increases as market rates fall. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach a 98% maximum claim amount liquidation event more quickly, with lower interest rates extending the timeline to liquidation. Additionally, portfolio value is heavily influenced by market spreads for fixed and discount margin for ARMs.
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
Pipeline Hedging Strategy - Loans Held for Sale and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 75 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 to 30 days. Loans held for sale are generally funded and sold within 5 to 30 days. This interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs and to a lesser extent 3-year and 5-year swap futures. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, thus preserving the initial gain on sale margin at lock date. The net daily market risk position of net pull-though adjusted locks and loans held for sale, less the offsetting hedges of the pipeline, is monitored daily and its daily limit is +/- 5%. Actual fair value changes of derivatives may not fully offset fair value changes of IRLCs and loans due to many factors including basis risk or market volatility. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net or Gain on reverse loans and HMBS-related borrowings, net in our consolidated statements of operations.
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
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Reverse Loans Held for Investment pooled into HMBS and Related Derivatives
We assess and manage our interest rate risk on a daily basis primarily using sensitivity analyses. We develop sensitivity analyses to determine the impact on our earnings and financial condition across various interest rate scenarios that could be expected over different time horizons. Our interest rate exposure spans from overnight rates to 30-year rates, with increased sensitivity related to the 5-, 10-, and 30-year rates. Sensitivity analyses are based on hypothetical change in values of different interest-rate sensitive assets and liabilities together with our hedges and are presented under a set instantaneous +/- 25, +/- 50 and +/- 100 basis point parallel move in rates. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear and other factors may apply, such as change in yield, spreads or other assumptions.
The following table summarizes the estimated change in the fair value of our MSRs, reverse loans held for investment pooled into HMBS and loans held for sale that we have elected to carry at fair value as well as any related derivatives, given hypothetical instantaneous parallel shift in the yield curves and based on our hedge coverage ratio as of June 30, 2026. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear, among other factors. The net fair value impact due to hypothetical interest rate shocks in the below table reflects the risk management and hedging discipline we maintain, including the targeted, highly effective hedge coverage of our MSR, pipeline and reverse MSR exposures. We evaluate our exposure and hedges on a daily basis and rebalance our positions as warranted by market conditions and as we deem necessary. For example, if rates were to significantly increase, we may change our hedge profile to reduce our targeted total net exposure in upward rate scenarios, as illustrated in the below table.

	Change in Fair Value Due to Hypothetical Interest Rate Changes
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	7	4	2	(2)	(4)	(8)
Reverse loans held for investment pooled into HMBS - Unsecuritized HECM loans and tails	—	—	—	—	—	—
Loans held for sale	83	52	29	(34)	(73)	(165)
Derivative instruments	142	60	26	(20)	(35)	(48)
Total MSRs - Agency and non-Agency	(200)	(114)	(58)	54	101	159
IRLCs	(11)	(6)	(3)	3	6	11
Total, net exposure	$21	$(6)	$(4)	$1	$(5)	$(51)
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
Based on June 30, 2026 balances, if interest rates were to decrease by 100 bps (hypothetical instantaneous parallel shift in the yield curves), we estimate a net positive impact on our annual profitability of approximately $3 million resulting from a decrease of $36 million in annual interest income and other credits on cash deposits and float balances, and a decrease of $39 million in annual interest expense on our variable-rate debt.
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2026.
Based on such evaluation, management concluded that our disclosure controls and procedures as of June 30, 2026 were (1) designed and functioning effectively to ensure that material information relating to Onity, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Onity in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliates
On February 10, 2026, Onity’s Board of Directors approved a share repurchase program for an aggregate amount of up to $10.0 million of our issued and outstanding shares of common stock. The shares of common stock were repurchased through a broker in the open market. As of May 1, 2026, we completed the program, repurchasing 242,753 shares of our common stock at prevailing market prices for a total purchase price (inclusive of applicable fees, costs and expenses) of $10.0 million at an average price per share (excluding commissions) of $41.16. The repurchased shares were retired and canceled in tranches throughout the term of the program, and all were retired as of May 1, 2026.
On June 1, 2026, Onity’s Board of Directors approved an additional share repurchase program for an aggregate amount of up to $20.0 million of our issued and outstanding shares of common stock. The shares of common stock are expected to be repurchased through a broker in the open market. The program will continue through the earlier of June 2027 or until such time as the aggregate purchase price for all shares of stock purchased under the plan (inclusive of applicable fees, costs and expenses) equals $20.0 million. The actual number of shares of common stock repurchased will depend on market conditions, timing and other factors and we may modify, discontinue or suspend the repurchase program at any time. The total monthly purchase limit under the program is $2.0 million. Any shares repurchased will be retired and cancelled. No assurances can be given as to the number of shares, if any, that Onity may repurchase in any given period.
Information regarding repurchases of our common stock during the second quarter of 2026 is as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced repurchase programs	Approximate dollar value of shares that may yet be purchased under the repurchase programs
April 1 - April 30 (2)	85,212	$43.7821	85,212	$0.1	million
May 1 - May 31 (2)	3,097	46.2472	3,097	$—	million
June 1 - June 30 (3)	53,034	37.0971	53,034	$18.0	million
Total	141,343	41.3278	141,343
(1)Average price paid per share does not reflect payment of commissions totaling $4,240 (four thousand two hundred and forty dollars).
(2)Shares repurchased as part of Onity’s $10.0 million share repurchase program approved on February 10, 2026.
(3)Shares repurchased as part of Onity’s $20.0 million share repurchase program approved on June 1, 2026.
ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
ITEM 6.     EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws of Registrant (2)
4.1	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1(a)	Amendment dated April 30, 2026 to Asset Purchase Agreement dated as of November 17, 2025 between Onity Mortgage Corporation and Finance of America Reverse LLC (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1	Supplemental Information Pursuant to the Indenture dated as of November 6, 2024 (filed herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Included as Exhibit 101).
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
Sean B. O’Neil
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: August 6, 2026