Form 10-Q
period 2026-09-30
ONITY GROUP INC.
filed 2026-11-05
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of November 2, 2026: 8,170,520 shares

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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$176.0	$180.5
Restricted cash ($44.9 and $37.3 related to variable interest entities (VIEs))	99.9	84.1
Mortgage servicing rights (MSRs), at fair value	3,360.6	2,825.3
Advances, net ($274.1 and $364.5 related to VIEs)	375.1	483.4
Loans held for sale, at fair value ($1,959.7 and $1,199.8 related to VIEs)	2,747.3	1,891.7
Reverse loans held for sale pooled into Home Equity Conversion Mortgage-Backed Securities (HMBS), at fair value	—	9,807.5
Reverse loans held for investment pooled into HMBS, at fair value	3,362.6	—
Receivables, net ($84.3 and $64.2 related to VIEs)	270.0	189.8
Premises and equipment, net	10.0	10.8
Other assets ($72.9 and $28.4 carried at fair value) ($146.6 and $83.4 related to VIEs)	399.6	273.9
Contingent loan repurchase asset	519.8	423.6
Total assets	$11,320.9	$16,170.6

Liabilities and Stockholders’ Equity
Liabilities
HMBS-related borrowings, at fair value	$3,335.1	$9,611.7
MSR related financing liabilities, at fair value	613.1	842.0
MSR financing facilities, net	1,699.9	1,285.2
Advance match funded liabilities ($259.4 and $341.4 related to VIEs)	259.4	341.9
Mortgage warehouse facilities	1,430.1	1,224.6
Reverse mortgage securitization notes, net (related to VIE)	1,699.4	899.3
Senior notes, net	693.6	489.6
Other liabilities ($54.1 and $10.2 carried at fair value)	412.0	374.9
Contingent loan repurchase liability	519.8	423.6
Total liabilities	10,662.4	15,492.8

Commitments and Contingencies (Notes 21 and 22)

Mezzanine Equity
Series B Preferred stock, $0.01 par value and $25.00 liquidation preference value; 2,400,000 shares authorized; 2,111,786 and 2,111,786 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	49.9	49.9

Stockholders’ Equity
Common stock, $0.01 par value; 13,333,333 shares authorized; 8,243,863 and 8,521,636 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	0.1	0.1
Additional paid-in capital	540.1	556.1
Retained earnings	69.1	71.9
Accumulated other comprehensive loss, net of income taxes	(0.7)	(0.1)
Total stockholders’ equity	608.6	627.9
Total liabilities, mezzanine equity and stockholders’ equity	$11,320.9	$16,170.6
The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Servicing and subservicing fees	$224.7	$217.5	$676.4	$632.1
Gain on reverse loans and HMBS-related borrowings, net	6.9	13.0	29.4	48.7
Gain on loans held for sale, net	26.6	34.1	90.2	56.3
Other revenue, net	19.9	15.7	59.4	39.6
Total revenue	278.1	280.3	855.4	776.7

MSR valuation adjustments, net	(67.3)	(45.0)	(206.8)	(111.1)

Operating expenses
Compensation and benefits	55.5	63.3	194.9	181.7
Servicing and origination	15.9	15.6	57.5	41.6
Technology and communications	18.5	15.9	53.9	46.4
Professional services	16.4	18.3	47.8	49.3
Occupancy, equipment and mailing	8.2	9.1	24.9	25.4
Other expenses	3.4	3.6	10.1	10.8
Total operating expenses	117.9	125.8	389.1	355.2

Other income (expense)
Interest income	63.3	37.6	159.8	96.0
Interest expense	(115.5)	(82.9)	(301.2)	(225.6)
Pledged MSR liability expense	(29.9)	(41.7)	(110.7)	(126.6)
Other, net	(1.5)	0.5	(5.1)	0.9
Other income (expense), net	(83.6)	(86.5)	(257.2)	(255.3)

Income before income taxes	9.3	23.1	2.3	55.0
Income tax expense (benefit)	4.8	4.4	2.0	(7.3)
Net income	4.5	18.7	0.3	62.3
Preferred stock dividend	(1.0)	(1.0)	(3.1)	(3.1)
Net income (loss) attributable to common stockholders	$3.5	$17.7	$(2.8)	$59.2

Earnings (loss) per share attributable to common stockholders
Basic	$0.42	$2.19	$(0.34)	$7.42
Diluted	$0.41	$2.03	$(0.34)	$6.92

Weighted average common shares outstanding
Basic	8,320,986	8,055,262	8,420,331	7,984,142
Diluted	8,572,745	8,717,597	8,420,331	8,563,697

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$4.5	$18.7	$0.3	$62.3

Other comprehensive income, net of income taxes:
Other comprehensive income (loss), net of income taxes	—	0.1	(0.6)	0.2
Comprehensive income (loss)	$4.5	$18.8	$(0.3)	$62.5

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at June 30, 2026	8,406,047	$0.1	$544.9	$65.6	$(0.7)	$609.9
Net income	—	—	—	4.5	—	4.5
Preferred stock dividend ($0.49 per share)	—	—	—	(1.0)	—	(1.0)
Repurchase of common stock	(162,184)	—	(6.0)	—	—	(6.0)
Equity-based compensation and other	—	—	1.2	—	—	1.2
Other comprehensive income (loss), net of income taxes	—	—	—	—	—	—
Balance at September 30, 2026	8,243,863	$0.1	$540.1	$69.1	$(0.7)	$608.6

Balance at June 30, 2025	8,055,222	$0.1	$554.5	$(74.0)	$1.3	$481.9
Net income	—	—	—	18.7	—	18.7
Preferred stock dividend ($0.49 per share)	—	—	(1.0)	—	—	(1.0)
Equity-based compensation and other	3,652	—	1.8	—	—	1.8
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at September 30, 2025	8,058,874	$0.1	$555.2	$(55.3)	$1.4	$501.4

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Balance at December 31, 2025	8,521,636	$0.1	$556.1	$71.9	$(0.1)	$627.9
Net income	—	—	—	0.3	—	0.3
Repurchase of common stock	(457,971)	—	(18.0)	—	—	(18.0)
Preferred stock dividend ($1.48 per share)	—	—	—	(3.1)	—	(3.1)
Equity-based compensation and other	180,198	—	2.0	—	—	2.0
Other comprehensive income, net of income taxes	—	—	—	—	(0.6)	(0.6)
Balance at September 30, 2026	8,243,863	$0.1	$540.1	$69.1	$(0.7)	$608.6

Balance at December 31, 2024	7,873,053	$0.1	$559.3	$(117.6)	$1.2	$442.9
Net income	—	—	—	62.3	—	62.3
Preferred stock dividend ($1.48 per share)	—	—	(3.1)	—	—	(3.1)
Exercise of common stock warrants	—	—	(3.5)	—	—	(3.5)
Equity-based compensation and other	185,821	—	2.5	—	—	2.5
Other comprehensive income, net of income taxes	—	—	—	—	0.2	0.2
Balance at September 30, 2025	8,058,874	$0.1	$555.2	$(55.3)	$1.4	$501.4
The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$0.3	$62.3
Adjustments to reconcile net income to net cash used in operating activities:
MSR valuation adjustments, net	258.0	164.0
Provision for bad debts (advances and receivables)	12.9	13.8
Provision for indemnification obligations	9.7	6.3
Depreciation and amortization	4.3	4.0
Amortization of debt issuance costs, discount and premium	39.6	19.4
Equity-based compensation expense	5.7	5.9
Interest capitalized on reverse buyouts	(69.0)	(33.6)
Loss on extinguishment of debt	0.3	—
Deferred income tax expense (benefit)	1.2	(0.5)
Gain on reverse loans and HMBS-related borrowings, net	(17.9)	(33.6)
Gain on loans held for sale, net	(90.2)	(56.3)
Changes in assets and liabilities:
Decrease in advances	123.6	121.3
Decrease in receivables and other assets	94.7	52.9
Increase in derivatives	(97.3)	(18.8)
Decrease in other liabilities	(100.9)	(14.5)
Cash flows from loans held for sale:
Origination and purchase of loans held for sale	(24,331.8)	(17,572.2)
Proceeds from sale and collections of loans held for sale	22,605.4	16,765.8
Proceeds from sale of reverse loans held for sale, pooled into HMBS, net of associated HMBS-related borrowings	22.4	—
Other, net	0.6	(3.9)
Net cash used in operating activities	(1,528.4)	(517.4)

Cash flows from investing activities
Origination of reverse loans held for investment, pooled into HMBS	(45.3)	(794.8)
Principal payments received on loans previously held for investment	1,434.1	2,341.6
Proceeds from sale of reverse loans held for sale (previously held for investment), pooled into HMBS, net of associated HMBS-related borrowings	97.3	—
Purchase of MSRs	(464.1)	(239.4)
Proceeds from sale of MSRs	144.0	4.8
Acquisition of advances in connection with MSR transactions	(6.2)	(4.0)
Proceeds from sale of advances in connection with MSR transactions	1.3	0.9
Purchase of real estate	(96.4)	(16.1)
Proceeds from sale of real estate	98.2	35.7
Additions to premises and equipment	(1.5)	(1.0)
Net cash provided by investing activities	1,161.4	1,327.8

Cash flows from financing activities
Repayment of advance match funded liabilities, net	(82.5)	(96.5)
Proceeds from mortgage warehouse facilities, net	205.5	402.0
Proceeds from reverse mortgage securitization notes	1,496.9	309.5
Repayment of reverse mortgage securitization notes	(720.4)	(191.8)
Proceeds from MSR financing facilities	2,929.0	2,233.7
Repayment of MSR financing facilities	(2,512.1)	(1,967.1)
Proceeds from issuance of Senior notes	206.5	—
Payment of debt issuance costs	(19.8)	(4.0)
Proceeds from MSR related financing liabilities	35.4	36.8
Repayment of MSR related financing liabilities	(72.0)	(52.8)
Proceeds from sale of HECM or reverse mortgages, accounted for as a financing (HMBS-related borrowings)	357.1	847.0
Repayment of HMBS-related borrowings	(1,424.2)	(2,314.8)
Repurchase of common stock	(18.0)	—
Payment of preferred stock dividend	(3.1)	(3.1)
Payment on exercise of common stock warrants	—	(3.5)
Net cash provided by (used in) financing activities	378.3	(804.7)

Net increase in cash, cash equivalents and restricted cash	11.3	5.7
Cash, cash equivalents and restricted cash at beginning of year	264.6	265.6
Cash, cash equivalents and restricted cash at end of period	$275.9	$271.3

Supplemental cash flow information
Interest paid	$234.6	$187.6
Income tax payments (refunds), net
Federal	$0.2	$(1.7)
State	0.1	0.8
Foreign	1.9	2.7
	$2.2	$1.9

Supplemental non-cash investing and financing activities:
HECM reverse MSR sale transaction
Reverse loans held for sale pooled into HMBS, at fair value	$(5,629.8)	$—
HMBS-related borrowings, at fair value	(5,503.1)	—
Other liabilities	(2.2)	—
Less: Receivables, net	7.0	—
Net cash received	$117.5	$—

Recognition of gross right-of-use asset and lease liability
Right-of-use asset	$1.1	$1.1
Lease liability	1.2	1.1

Derecognition of MSRs and MSR related financing liabilities, at fair value:
MSRs, at fair value	$(249.9)	$(12.2)
MSR related financing liability, at fair value - MSR pledged liability	(249.7)	(12.2)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$176.0	$172.8
Restricted cash and equivalents:
Debt service accounts	47.8	35.1
Other restricted cash	52.1	63.4
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$275.9	$271.3
The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Dollars in millions, except per share data and unless otherwise indicated)

Note 1 - Organization and Basis of Presentation
Organization
Onity Group Inc. (NYSE: ONIT) (Onity, we, us and our) is a non-bank mortgage servicer and originator providing solutions to homeowners, clients, investors and others through its primary operating subsidiaries, Onity Mortgage Corporation (formerly PHH Mortgage Corporation) and PHH Asset Services, LLC (PAS). On March 23, 2026, PHH Mortgage Corporation changed its name to Onity Mortgage Corporation (OMC). OMC and PAS are wholly-owned subsidiaries of PHH Corporation, an intermediate holding company and wholly-owned subsidiary of Onity. We are headquartered in West Palm Beach, Florida with offices and operations in the United States (U.S.), the United States Virgin Islands (USVI), India and the Philippines. Onity is a Florida corporation organized in February 1988.
Onity directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including OMC, PAS, Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS).
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
We source our servicing portfolio through multiple channels, including retail, wholesale, correspondent, flow MSR purchase agreements, the Agency Cash Window programs and bulk MSR purchases. We no longer source through the wholesale channel effective with the closing of the Finance of America Reverse LLC (FAR) transaction discussed below. We originate, purchase, sell and securitize conventional (conforming to the GSE underwriting standards) loans and government-insured (Federal Housing Administration (FHA), Department of Veterans Affairs (VA) or United States Department of Agriculture (USDA)) and other forward mortgage loans, generally with servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. Prior to the closing of the transaction with FAR, we originated and purchased Home Equity Conversion Mortgage (HECM) loans, or reverse mortgages, which are mostly insured by the FHA, and we are an approved issuer of Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae. Effective with the closing of the transaction with FAR on June 30, 2026, as described in the paragraph below, for a period of five years, OMC no longer originates reverse mortgages with the exception of activities relating to the recapture of existing HECM borrowers for any HECM MSRs not transferred to FAR.
On June 30, 2026, OMC completed the sale to FAR of a portion of its reverse MSRs, comprised of HECM loans and the associated HMBS-related borrowings, and began subservicing the sold portfolio for FAR, pursuant to an April 30, 2026 amendment to the parties’ November 2025 sale agreements (see Note 5 - Reverse Mortgages).

We had a total of approximately 3,900 employees at September 30, 2026 of which approximately 2,500 were located in India and approximately 300 were based in the Philippines. Our operations in India and the Philippines provide support services to our loan servicing and originations businesses and our corporate functions.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Amounts may not add in certain tables due to rounding.

Change in Presentation
Certain reclassifications have been made to amounts in prior period financial statements and related notes, including statement of cash flows, to conform to current-period presentation. During the third quarter of 2026, we entered into a term loan facility secured by certain of our MSRs. In connection with this facility and to provide greater transparency into our MSR financing activities, we began presenting cash flows related to MSR financing facilities on a gross basis within financing activities in our consolidated statements of cash flows, with proceeds and repayments presented separately. Accordingly, comparative prior-period amounts have been reclassified to conform to the current-period presentation. This change in presentation had no impact on net cash flows from operating, investing or financing activities.
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
The amendments in this ASU are effective in the 2028 annual period and in 2029 for interim reporting periods. Early adoption is permitted. The standard may be applied using a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach. We are assessing the standard and do not expect it to have a material effect on our consolidated financial statements.

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

The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds received from securitizations	$8,205.7	$7,357.7	$21,860.0	$16,542.6
Servicing fees collected (1)	63.5	45.6	173.8	127.6
Purchases of previously transferred assets, net of claims reimbursed	(2.1)	(3.8)	(9.8)	(10.4)
	$8,267.1	$7,399.5	$22,024.0	$16,659.7
(1)We receive servicing fees based upon the securitized loan unpaid principal balance (UPB) and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $172.2 million and $432.8 million during the three and nine months ended September 30, 2026, respectively, and $116.0 million and $258.9 million during the three and nine months ended September 30, 2025, respectively.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	September 30, 2026	December 31, 2025
Carrying value of assets
MSRs, at fair value	$1,341.9	$978.2
Advances	117.8	119.6
UPB of loans transferred (1)	75,310.2	64,876.2
Maximum exposure to loss (2)	$76,769.9	$65,974.0
(1)Includes $24.8 billion and $17.5 billion of loans delivered to Ginnie Mae life to date as of September 30, 2026 and December 31, 2025, respectively, where the loan remains held by Ginnie Mae and the servicing rights are owned by Onity. Includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
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
At both September 30, 2026 and December 31, 2025, 2.2% of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance or in foreclosure. This includes 4.6% and 5.5%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the definition of a participating interest, and the servicing requirements require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk. As a result, the transfers of the HECM loans do not qualify for sale accounting, and therefore, we account for these transfers as secured financings, with the HECM loans classified as either loans held for sale or held for investment on our consolidated balance sheets. Holders of participating interests in the HMBS have no recourse against the assets of Onity, except with respect to standard representations and warranties and our contractual obligation to service the HECM loans and the HMBS. Effective June 30, 2026, we no longer originate reverse mortgages with the exception of activities relating to the recapture of existing HECM borrowers for HECM MSRs not sold to FAR. Also refer to Note 5 - Reverse Mortgages.

Financing of Loans Held for Sale, Receivables and Other Assets using SPEs
We consolidate SPEs (trusts) in connection with mortgage warehouse financing facilities structured as repurchase or gestation repurchase facilities whereby mortgage loans held for sale, claim receivables and REO properties, or participation interests therein, are transferred by OMC to trusts for collateralization purposes. We have determined that the trusts are VIEs for which we are the primary beneficiary. Therefore, we have included the trusts in our consolidated financial statements. As of September 30, 2026 and December 31, 2025, $643.6 million and $507.6 million, respectively, of assets were pledged as collateral for debt issuances by the trusts in the amount of $649.6 million and $496.1 million, respectively. See Note 12 – Borrowings.
We finance certain reverse mortgage buyouts that are insured by the FHA, including loans held for sale, claim receivables from HUD and REO properties, through private placement securitizations, referred to as “OLIT transactions”. The securitized assets include assets we purchased from third parties along with mortgage buyouts from our own reverse mortgage portfolio. The securitization trusts issued senior and mezzanine class Notes to third party investors. We retain certain mezzanine class Notes and ownership interests and service the underlying assets. We are required to make certain servicing and principal advances that will not be reimbursable to us until all payments of interest and principal have been made to noteholders. We determined we were the primary beneficiary, and thus consolidate the securitization trusts and related depositors. Recourse for the Notes is limited to the assets of the respective securitization trusts. Amounts due from or to affiliates are eliminated in consolidation in our consolidated balance sheets. Also refer to Note 12 – Borrowings.
The table below presents the carrying value and classification of the assets and liabilities reported on our consolidated balance sheet that are associated with the OLIT transactions:

OLIT transactions - assets and liabilities	September 30, 2026	December 31, 2025
Reverse loans (Loans held for sale, at fair value)	$1,316.1	$698.2
Receivables, net	84.3	62.6
REO (Other assets)	145.2	81.0
Debt service and Interest reserve accounts (Restricted cash)	38.0	26.5
Total assets	$1,583.6	$868.4

Outstanding borrowing UPB (Reverse mortgage securitization notes, net)	$1,802.0	$951.9
Unamortized discount and debt issuance costs (Reverse mortgage securitization notes, net)	(102.6)	(52.6)
Accrued expenses and Accrued interest (Other liabilities)	3.1	2.6
Total liabilities	$1,702.5	$901.9
Financings of Servicing Advances using SPEs
We pledged certain servicing advances as collateral to our advance financing facilities, referred to as advance match funded liabilities, with the use of SPEs that we consolidate and include in our consolidated financial statements. Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt. Amounts due from or to affiliates are eliminated in consolidation in our consolidated balance sheets.
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	September 30, 2026	December 31, 2025
Match funded advances (Advances, net)	$274.1	$364.5
Debt service accounts (Restricted cash)	6.5	10.6
Advance match funded liabilities	$259.4	$341.4
MSR Financings using SPEs
We consolidate SPEs in connection with third-party financing facilities secured by GSE MSRs (referred to as ESR Trusts) and one SPE (PMC PLS ESR Issuer LLC or PLS Issuer) in connection with our PLS MSR financing facility.
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

The table below presents the carrying value and classification of the assets and liabilities of the GSE MSR financing facilities and the PLS MSR financing facility:

	September 30, 2026	December 31, 2025
MSRs pledged (MSRs, at fair value)	$1,326.7	$1,035.7
Debt service account (Restricted cash)	1.1	0.9
Outstanding borrowings (MSR financing facilities, net)	$890.6	$700.8

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		September 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Advances, net (a)	3	$375.1	$375.1	$483.4	$483.4
Loans held for sale, at fair value (b) (c)	3, 2	2,747.3	2,747.3	1,891.7	1,891.7
Reverse loans held for sale pooled into HMBS, at fair value (b)	3	—	—	9,807.5	9,807.5
Reverse loans held for investment pooled into HMBS, at fair value (b)	3	3,362.6	3,362.6	—	—
Receivables, net (a)	3	270.0	270.0	189.8	189.8
Total		$6,755.0	$6,755.0	$12,372.4	$12,372.4

Financial liabilities
HMBS-related borrowings, at fair value (b)	3	$3,335.1	$3,335.1	$9,611.7	$9,611.7
MSR related financing liabilities, at fair value (b)	3	613.1	613.1	842.0	842.0
MSR financing facilities (a) (d)	3	1,699.9	1,695.4	1,285.2	1,278.3
Advance match funded liabilities (a)	3	259.4	259.4	341.9	341.9
Mortgage warehouse facilities (a)	3	1,430.1	1,430.1	1,224.6	1,224.6
Reverse mortgage securitization notes (a) (d)	3	1,699.4	1,658.9	899.3	909.6
Senior notes (a) (d)	2	693.6	647.6	489.6	515.0
Total		$9,730.6	$9,639.6	$14,694.3	$14,723.1

Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (b)	3	$(9.5)	$(9.5)	$17.3	$17.3
Other derivatives (b)	1	28.9	28.9	1.7	1.7

MSRs (b)	3	$3,360.6	$3,360.6	$2,825.3	$2,825.3
(a)Disclosed, but not measured at fair value in our financial statements.
(b)Measured at fair value on a recurring basis in our financial statements.
(c)The newly originated portfolio of loans held for sale pending securitization with the Agencies or sale is classified as Level 2; all other loans are classified as Level 3.
(d)The carrying values are net of unamortized debt issuance costs and discount. See Note 12 – Borrowings for additional information.

The following tables present a reconciliation of the changes in fair value of certain Level 3 assets and liabilities that we measure at fair value on a recurring basis (refer to the respective notes for other Level 3 assets and liabilities).

	Three Months Ended September 30,
	2026		2025
	Loans Held for Sale - Fair Value	IRLCs	Loans Held for Sale - Fair Value	IRLCs
Beginning balance	$1,551.0	$17.2	$544.2	$18.1
Purchases, issuances, sales and settlements
Purchases and other	214.8	—	266.7	—
Issuances (1)	—	24.6	—	68.1
Sales	(161.6)	—	(108.8)	—
Settlements	(97.9)	—	(54.2)	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	43.7	—	(38.7)
Reverse mortgage loans, at fair value (2)	0.5	—	6.1	—
Receivables, net	(66.0)	—	(15.8)	—
REO (Other assets)	(33.2)	—	(15.9)	—
Advances (incl. capitalization upon Ginnie Mae modification)	5.6	—	5.6	—
Other	(1.0)	—	(4.9)	—
Net additions (disposition/derecognition)	(138.8)	68.3	78.7	29.4
Included in earnings:
Change in fair value (1)	21.4	(95.0)	13.7	(34.9)
Ending balance	$1,433.6	$(9.5)	$636.7	$12.6

	Nine Months Ended September 30,
	2026		2025
	Loans Held for Sale - Fair Value	IRLCs	Loans Held for Sale - Fair Value	IRLCs
Beginning balance	$780.1	$17.3	$472.9	$(0.5)
Purchases, issuances, sales and settlements
Purchases and other	1,377.8	—	560.5	—
Issuances (1)	—	129.8	—	146.1
Sales	(326.4)	—	(244.0)	—
Settlements	(233.6)	—	(120.0)	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	(92.1)	—	(135.4)
Reverse mortgage loans, at fair value (2)	2.6	—	11.8	—
Receivables, net	(137.7)	—	(36.5)	—
REO (Other assets)	(90.1)	—	(41.3)	—
Advances (incl. capitalization upon Ginnie Mae modification)	17.4	—	15.6	—
Other	(3.6)	—	(4.9)	—
Net additions (disposition/derecognition)	606.4	37.7	141.2	10.7
Included in earnings:
Change in fair value (1)	47.1	(64.5)	22.6	2.4
Ending balance	$1,433.6	$(9.5)	$636.7	$12.6

(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $(26.7) million and $(26.8) million for the three and nine months ended September 30, 2026 and $(5.6) million and $13.1 million for the three and nine months ended September 30, 2025, respectively. See Note 15 – Derivative Financial Instruments and Hedging Activities.
(2)For the three and nine months ended September 30, 2025, transfers are from loans held for investment, at fair value.
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

Significant unobservable assumptions	September 30, 2026	December 31, 2025
Life in years
Range	0.2 to 11.1	0.2 to 9.2
Weighted average	1.8	1.8
Conditional prepayment rate (CPR), including voluntary and involuntary prepayments
Range	8.9% to 39.1%	6.6% to 38.5%
Weighted average	32.7%	25.1%
Discount rate	7.5%	7.5%
Significant changes in any of these assumptions in isolation could result in a significant change in fair value. A significant decrease in CPR / increase in weighted average life generally reduces asset fair value via extended timing of loan resolution and cash recovery, and a significant increase in discount rate reduces asset fair value.
Reverse Loans Held for Sale or Held for Investment Pooled into HMBS - Reverse Mortgages
Reverse mortgage loans classified as loans held for sale or held for investment pooled into HMBS are carried at fair value and classified as Level 3 within the valuation hierarchy. These loans are not actively traded, and quoted market prices are not available. We measure these loans at fair value based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including future draw commitments for HECM loans. Inputs of the discounted cash flows of these assets include future draws and tail securitization spreads, CPR (including voluntary and involuntary prepayments) and discount rate. We engage third-party valuation experts in the determination of fair value.
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

Significant unobservable assumptions	September 30, 2026	December 31, 2025
Life in years
Range	0.3 to 6.2	0.6 to 7.8
Weighted average	3.1	4.7
Conditional prepayment rate (CPR), including voluntary and involuntary prepayments (a)
Range	13.3% to 44.5%	13.1% to 26.6%
Weighted average	27.3%	18.9%
Discount rate	5.7%	4.8%
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
While the models and related assumptions used by the valuation experts are proprietary to them, we understand the methodologies and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts, and we perform additional verification and analytical procedures. The MSR valuation process is subject to significant senior management oversight, including formal approval of MSR valuations and related model and/or assumption updates by Onity’s MSR Valuation Committee. We believe that our procedures provide reasonable assurance that the fair values used in our consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.
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

Significant unobservable assumptions (1)	September 30, 2026			December 31, 2025
	GSE	Ginnie Mae	Non-Agency	GSE	Ginnie Mae	Non-Agency
Discount rate
Range	9.9% to 10.1%	10.5% to 14.7%	10.4% to 11.7%	8.9% to 15.1%	10.5% to 15.0%	9.5% to 14.5%
Weighted average	9.9%	12.0%	10.9%	9.2%	10.6%	10.4%
Prepayment speed
Range	3.9% to 7.1%	2.9% to 7.6%	3.3% to 7.2%	4.0% to 10.0%	5.7% to 10.6%	5.4% to 7.5%
Weighted average	5.6%	4.3%	4.6%	6.8%	7.7%	6.4%
Delinquency
Range	1.7% to 2.1%	8.2% to 11.8%	12.4% to 14.8%	0.4% to 1.0%	4.8% to 9.1%	9.0% to 17.7%
Weighted average	1.9%	10.5%	13.2%	0.5%	5.6%	12.0%
Cost to service (in dollars)
Range	$69 to $73	$105 to $120	$173 to $208	$67 to $69	$92 to $108	$158 to $189
Weighted average	$72	$114	$181	$67	$96	$173
(1)September 30, 2026 assumptions reflect the internal model approach implemented in the quarter ended March 31, 2026, with December 31, 2025 reflecting the assumptions in place under the prior approach.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, as an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, as a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of September 30, 2026 given hypothetical increases in significant unobservable assumptions:

Adverse change in fair value	10%	20%
Change in weighted average discount rate (in percentage points)	1.1	2.1
Change in fair value due to change in weighted average discount rate	$(153.2)	$(292.5)
Change in weighted average prepayment speeds (in percentage points)	0.5	1.1
Change in fair value due to change in weighted average prepayment speeds	$(72.3)	$(141.0)
Change in weighted average delinquency (in percentage points)	0.4	0.9
Change in fair value due to change in weighted average delinquency	$(23.4)	$(45.6)
Change in weighted average cost to service (in dollars)	8.7	17.5
Change in fair value due to change in weighted average cost to service	$(37.7)	$(75.4)
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

Significant unobservable assumptions	September 30, 2026	December 31, 2025
Life in years
Range	0.3 to 6.2	0.6 to 7.8
Weighted average	3.1	4.7
Conditional prepayment rate
Range	13.3% to 44.5%	13.1% to 26.6%
Weighted average	27.3%	18.9%
Discount rate	5.7%	4.7%
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
Pledged MSR Liabilities
Pledged MSR liabilities are carried at fair value and classified as Level 3 within the valuation hierarchy. We determine the fair value of the pledged MSR liability following a similar approach as the associated transferred MSRs. Fair value of the pledged MSR liability in connection with the MSR capital partner transactions is determined consistent with the associated MSR, using the same methodology and assumptions, while considering cash flows contractually retained by us and expected life of the subservicing agreement, when applicable.

Significant unobservable assumptions	September 30, 2026	December 31, 2025
Weighted average prepayment speed	4.4%	5.2%
Weighted average delinquency rate	3.7%	3.3%
Weighted average subservicing life (in years)	4.8	5.2
Weighted average discount rate	10.1%	9.6%
Weighted average cost to service (in dollars)	$127.8	$123.9
Significant changes in these assumptions in isolation would result in a significant change in fair value.
ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability is carried at fair value and classified as Level 3 within the valuation hierarchy. The ESS financing liability consists of the obligation to remit to third parties a specified percentage of future servicing fee collections (excess servicing spread) on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, to incorporate discount rate assumption updates for the underlying MSR or other factors. At September 30, 2026 and December 31, 2025, the weighted average discount rate of the ESS financing liability was 9.6% and 9.8%, respectively. Refer to MSRs above for a description of other significant unobservable assumptions.
Derivative Financial Instruments
Fair value amounts of IRLCs are adjusted for expected “fallout” (locked pipeline loans not expected to close) using models that consider cumulative historical fallout rates and other factors. IRLCs are carried at fair value and classified as Level 3 assets within the valuation hierarchy as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale - Fair Value
The following table presents the estimated fair value of Loans held for sale:

	September 30, 2026	December 31, 2025
Unpaid principal balance	$3,005.8	$2,008.5
Premium (discount)	(190.6)	(97.9)
Unrealized gain (loss)	(67.9)	(18.9)
Total fair value	$2,747.3	$1,891.7
The following table presents the composition of Loans held for sale, at fair value by type:

	September 30, 2026	December 31, 2025
GSE loans	$857.4	$482.8
Government - Forward loans	313.3	550.0
Forward loans repurchased from Ginnie Mae guaranteed securitization (1)	55.7	31.2
Reverse loans (2)	1,357.2	722.2
Other residential mortgage loans (3)	163.7	105.5
Total fair value	$2,747.3	$1,891.7
(1)Pursuant to Ginnie Mae servicing guidelines.
(2)Includes reverse mortgage loans purchased from Ginnie Mae securitization pools that reached the 98% of maximum claim amount and are generally liquidated through foreclosure and subsequent sale of the REO properties. As of September 30, 2026 and December 31, 2025, the balance includes $1,316.1 million and $698.2 million, respectively, of loans pledged as collateral for the Asset-Backed Notes issued by OLIT. Also see Note 2 – Securitizations and Variable Interest Entities and Note 12 – Borrowings.
(3)Includes second-lien loans and non-Qualified Mortgages.
The following table presents the activity of Loans held for sale, at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$3,601.9	$2,048.3	$1,891.7	$1,290.2
Originations and purchases	7,976.9	7,410.2	24,052.2	17,572.2
Proceeds from sales	(8,426.9)	(7,421.0)	(22,352.3)	(16,636.6)
Principal collections	(103.0)	(57.8)	(249.9)	(129.2)
Transfers from (to):
Reverse mortgage loans, at fair value (1)	0.6	6.1	3.5	11.8
Receivables	(66.0)	(15.8)	(137.7)	(36.5)
REO (Other assets)	(33.2)	(15.9)	(90.1)	(41.3)
Advances (incl. capitalization upon Ginnie Mae modifications)	5.6	5.5	17.3	15.7
Gain (loss) on loans held for sale, at fair value (2)	(230.6)	(48.6)	(439.0)	(157.5)
Other (3)	22.0	4.6	51.6	26.8
Ending balance	$2,747.3	$1,915.6	$2,747.3	$1,915.6
(1)Refer to Note 5 - Reverse Mortgages.
(2)See the Gain (loss) on loans held for sale, at fair value in table below, excluding MSRs retained on transfers of forward mortgage loans.
(3)Includes capitalized interest on reverse loans, reported within Interest income.

The following table presents the components of Gain (loss) on loans held for sale, net:

Gain (Loss) on Loans Held for Sale, Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
MSRs retained on transfers of forward mortgage loans	$172.2	$116.0	$432.8	$258.9
Loss on sale of forward mortgage loans (1)	(180.4)	(43.7)	(381.5)	(160.3)
Gain (loss) on sale of repurchased Ginnie Mae loans (1)	0.2	0.1	2.3	(1.6)
Change in fair value of loans held for sale	(50.4)	(5.0)	(59.8)	4.5
Gain (loss) on loans held for sale, at fair value	(58.4)	67.4	(6.2)	101.5
Gain (loss) on economic hedge derivative instruments	112.7	(26.5)	125.6	(54.7)
Change in fair value of IRLCs	(26.7)	(5.7)	(26.0)	12.1
Provision for representation and warranty obligations	(1.0)	(1.1)	(3.2)	(2.6)
	$26.6	$34.1	$90.2	$56.3
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.

Note 5 - Reverse Mortgages
On April 30, 2026, OMC and FAR amended the November 2025 sale agreements whereby OMC agreed to sell a portion of its reverse MSRs, comprised of approximately 20,000 (or 58%) of our portfolio of Ginnie Mae HECM loans, and the associated HMBS-related borrowings, and FAR agreed to acquire OMC’s reverse mortgage originations pipeline as of the closing date. OMC subservices the sold portfolio and additional loans from FAR for an initial three-year term effective on the closing date, subject to an automatic one-year renewal unless FAR provides notice of non-renewal 180 days prior to the expiration of the initial term, and thereafter to renewal upon mutual agreement of the parties. For a period of five years following the closing date, OMC no longer originates reverse mortgages, except for activities relating to the recapture of existing HECM borrowers for HECM MSRs not sold to FAR. The amended transaction was approved by Ginnie Mae on May 28, 2026 and closed on June 30, 2026. As of September 30, 2026, including post-closing adjustments, the sold balances included $5.6 billion securitized assets ($5.2 billion UPB), the associated $5.5 billion HMBS-related borrowings (or net $70 million reverse MSR), and $57 million newly originated reverse loans and tails pending securitization.
The following table presents the estimated fair value of Reverse loans held for sale pooled into HMBS, at fair value or Reverse loans held for investment pooled into HMBS, at fair value. Loans were reclassified from held for investment to held for sale (at fair value pursuant to the fair value election) at December 31, 2025 as we intended and agreed to sell the entire portfolio of reverse loans to FAR in November 2025 along with the HMBS-related borrowings at book value (determined at closing of the transaction). Effective with the amendment of the agreement on April 30, 2026, the reverse loans not sold to FAR were reclassified as held for investment. The reverse loans described herein exclude reverse loans pledged as collateral for the asset-backed securitization notes issued by OLIT and certain non HECM loans which are classified as Loans held for sale, at fair value on the face of the consolidated balance sheets for all periods presented.

	September 30, 2026	December 31, 2025
Unpaid principal balance	$3,310.0	$9,333.0
Fair value adjustments	52.6	474.5
Total fair value	$3,362.6	$9,807.5
The following table presents the composition of reverse mortgage loans by type:

	September 30, 2026	December 31, 2025
HECM loans - securitized, pledged to HMBS-related borrowings (1)	$3,350.0	$9,703.1
HECM loan originations and HECM loan tails (2) (3) - unsecuritized	12.6	104.4
Total fair value	$3,362.6	$9,807.5
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

(3)As of September 30, 2026 and December 31, 2025, the balance includes nil and $58.4 million, respectively, of HECM loan originations pending pooling into HMBS (pipeline loans).
The following table summarizes the activity in reverse mortgage loans and HMBS-related borrowings that do not qualify for sale accounting and for which we elected the fair value option:

	Three Months Ended September 30,
	2026			2025
	Reverse Mortgage Loans Held for Sale	Reverse Mortgage Loans Held for Investment	HMBS - Related Borrowings	Reverse Mortgage Loans Held for Investment	HMBS - Related Borrowings
Beginning balance	$—	$3,640.6	$(3,610.9)	$10,470.8	$(10,253.1)
Originations (1)	0.3	26.6	—	249.3	—
Sale	(0.2)	—	—	—	—
Securitization of HECM loans accounted for as a financing	—	—	(25.5)	—	(269.3)
Additional proceeds from securitization of HECM loans and tails	—	—	(0.4)	—	(5.9)
Repayments (principal payments received) (2)	—	(320.8)	318.4	(778.3)	770.2
Transfers to:
Loans held for sale, at fair value	(0.1)	(0.5)	—	(6.1)	—
Receivables, net	—	(1.2)	—	(1.4)	—
REO (Other assets)	—	—	—	(0.5)	—
Other	—	1.0	—	4.9	—
Fair value gains (losses) included in earnings (3)	—	16.9	(16.7)	178.6	(166.5)
Ending balance	$—	$3,362.6	$(3,335.1)	$10,117.4	$(9,924.6)
(1)Originations subsequent to the closing of the FAR transaction on June 30, 2026 represent draws or tails on HECM loans which were not sold.
(2)The $320.8 million repayments of reverse mortgage loans for the three months ended September 30, 2026 represents repayments of loans that were classified as held for sale and previously held for investment, which remain presented as investing cash flows in the consolidated statement of cash flows.
(3)See further breakdown of the net gain (loss) in the table below. Includes interest accruals.

	Nine Months Ended September 30,
	2026			2025
	Reverse Mortgage Loans Held for Sale	Reverse Mortgage Loans Held for Investment	HMBS - Related Borrowings	Reverse Mortgage Loans Held for Investment	HMBS - Related Borrowings
Beginning balance	$9,807.5	$—	$(9,611.7)	$11,125.3	$(10,872.1)
Originations	279.6	45.3	—	794.8	—
Sale	(5,629.8)	—	5,503.1	—	—
Securitization of HECM loans accounted for as a financing	—	—	(357.1)	—	(847.0)
Additional proceeds from securitization of HECM loans and tails	—	—	(11.8)	—	(13.0)
Repayments (principal payments received) (1)	(870.9)	(565.4)	1,424.2	(2,341.6)	2,314.8
Reclassifications (1)	(3,837.3)	3,837.3	—	—	—
Transfers to:
Loans held for sale, at fair value	(2.3)	(1.2)	—	(11.8)	—
Receivables	(2.1)	(1.5)	—	(6.3)	—
REO (Other assets)	(0.2)	(0.1)	—	(0.8)	—
Other	1.9	1.7	—	4.8	—
Fair value gains (losses) included in earnings (1)	253.5	46.4	(281.8)	553.1	(507.2)
Ending balance	$—	$3,362.6	$(3,335.1)	$10,117.4	$(9,924.6)
(1)As described above, on April 30, 2026 the portion of the Reverse mortgage loans which were not sold to FAR were reclassified to held for investment. The $1,436.3 million repayments of reverse mortgage loans for the nine months ended September 30, 2026 include $1,434.1 million of repayments of loans that were classified as held for sale and previously held for investment, which remain presented as investing cash flows in the consolidated statement of cash flows.
The following table presents the Fair value gains (losses) on reverse loans and HMBS-related borrowings included in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value gains (losses) of Reverse mortgage loans	$17.0	$178.6	$299.9	$553.1
Fair value gains (losses) of HMBS related borrowings	(16.7)	(166.5)	(281.8)	(507.2)
Total fair value gains (losses) included in earnings	$0.3	$12.0	$18.1	$45.9
The following table presents the components of Gain (loss) on reverse loans and HMBS-related borrowings, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain on new originations (1)	$—	$5.4	$6.1	$16.5
Net interest income (servicing fee) (2)	2.4	7.8	16.7	24.2
Other change in fair value of securitized loans and HMBS-related borrowings, net	(2.1)	(1.2)	(4.7)	5.3
Fair value gains (losses) included in earnings (3)	0.3	12.0	18.1	45.9
HECM hedging derivative gains (losses) (4)	6.6	—	11.4	—
Loan fees and other	—	1.0	(0.1)	2.8
Total	$6.9	$13.0	$29.4	$48.7
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
(4)We began separately hedging our reverse exposure to interest rates in the fourth quarter of 2025 (also refer to Note 15 – Derivative Financial Instruments and Hedging Activities).

Note 6 – Advances
The following table presents the composition of servicing advances by type:

	September 30, 2026	December 31, 2025
Principal and interest	$82.1	$98.9
Taxes and insurance	174.9	278.8
Foreclosures, bankruptcy, REO and other (1)	121.4	110.2
Total advances, before allowance for losses	378.4	487.9
Allowance for losses	(3.3)	(4.5)
Advances, net (2)	$375.1	$483.4
(1)     As of September 30, 2026, New York was the only state that represented a balance exceeding 5% of the total advances (based on the underlying property location of the related mortgage loans), with $23.8 million.
(2) As of September 30, 2026, there was one counterparty that represented a balance exceeding 5% of the total, with a balance of $34.4 million. Generally, unreimbursed advances may be recovered from principal and interest collections or advance recoveries.
The following table presents the composition of servicing advances by investor:

	September 30, 2026	December 31, 2025
GSE	$42.6	$82.2
Ginnie Mae	59.9	63.3
Non-Agency	272.6	337.9
Advances, net	$375.1	$483.4
The following table summarizes the activity in net advances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance - before Allowance for Losses	$372.8	$467.8	$487.9	$584.6
New advances	282.9	225.7	798.6	621.4
Transfer from (to) Receivables	4.1	—	9.4	(0.2)
Sales of advances	(0.4)	(0.3)	(1.3)	(1.0)
Acquisition of advances in connection with the purchase of MSRs	—	0.6	6.2	4.0
Transfer to Loans held for sale (incl. capitalization upon Ginnie Mae modifications)	(5.6)	(5.5)	(17.3)	(15.7)
Collections of advances and other	(275.4)	(247.7)	(905.1)	(752.4)
Ending balance - before Allowance for Losses	378.4	440.7	378.4	440.7

Beginning balance - Allowance for Losses	(3.3)	(6.4)	(4.5)	(7.4)
Provision expense	(1.3)	(1.5)	(3.3)	(4.5)
Net charge-offs and other	1.3	2.3	4.5	6.4
Ending balance - Allowance for Losses	(3.3)	(5.6)	(3.3)	(5.6)

Ending balance, net	$375.1	$435.1	$375.1	$435.1

Note 7 – Mortgage Servicing
The following table presents the composition of our MSR portfolio:

MSR UPB and Fair Value	September 30, 2026		December 31, 2025
	Fair Value ($ millions)	UPB ($ billions)	Fair Value ($ millions)	UPB ($ billions)
Owned MSRs (1)	$3,010.7	$177.2	$2,244.3	$152.5
Transferred MSRs, subject to Pledged MSR liability (2) (3)	349.9	22.6	581.0	38.6
Total MSRs	$3,360.6	$199.8	$2,825.3	$191.1
(1)Includes $363.8 million and $373.5 million fair value of MSRs related to ESS financing liabilities at September 30, 2026 and December 31, 2025, respectively.
(2)MSRs subject to sale or transfer agreements that do not meet sale accounting criteria. See Note 8 — MSR Related Financing Liabilities, at Fair Value.
(3)Includes $38.5 million fair value and $3.3 billion UPB related to Rithm at September 30, 2026, none of which is expected to transfer - refer to Note 8 — MSR Related Financing Liabilities, at Fair Value.
The following table presents the composition of our MSR portfolio by investor:

MSR UPB and Fair Value	September 30, 2026		December 31, 2025
	Fair Value ($ millions)	UPB ($ billions)	Fair Value ($ millions)	UPB ($ billions)
GSE	$2,347.3	$146.7	$2,089.2	$143.5
Ginnie Mae	868.4	40.0	528.6	28.1
Non-Agency	144.9	13.1	207.4	19.5
Total MSRs	$3,360.6	$199.8	$2,825.3	$191.1
The following table summarizes the delinquency status of loans underlying our MSRs:

	September 30, 2026				December 31, 2025
Delinquent loans	GSE	Ginnie Mae	Non - Agency	Total	GSE	Ginnie Mae	Non - Agency	Total
30 days	1.0%	3.7%	6.6%	2.2%	1.0%	4.9%	8.5%	2.9%
60 days	0.3	1.2	2.1	0.7	0.3	1.7	2.9	1.0
90 days or more	0.4	3.1	5.3	1.5	0.4	3.4	6.1	1.9
Total 30-60-90 days or more	1.7%	8.0%	14.0%	4.4%	1.7%	9.9%	17.5%	5.7%

The following table summarizes the activity of our MSRs:

Mortgage Servicing Rights – At Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$3,208.8	$2,632.6	$2,825.3	$2,466.3
Sales (1)	(136.7)	—	(157.2)	0.3
Additions:
Recognized on the sale of residential mortgage loans	172.2	116.0	432.8	258.9
Purchases of MSRs	128.6	86.7	465.8	234.0
Servicing transfers and adjustments (2) (3) (4)	(126.6)	—	(249.9)	(12.0)
Net additions (sales)	37.5	202.7	491.5	481.3
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	193.3	(5.6)	266.7	1.6
Realization of cash flows (5)	(79.0)	(66.8)	(222.9)	(186.2)
Fair value gains (losses) recognized in earnings	114.3	(72.4)	43.8	(184.6)
Ending balance	$3,360.6	$2,762.9	$3,360.6	$2,762.9
(1)Includes a sale completed in January 2026 of certain owned MSRs, with subservicing retained with a UPB of $1.3 billion. The sale proceeds were used to settle the related outstanding ESS financing liability. Refer to Note 8 — MSR Related Financing Liabilities, at Fair Value.
(2)During the three and nine months ended September 30, 2026, we derecognized $41.5 million and $58.7 million, respectively, of Rithm MSRs and the Pledged MSR Liability with a UPB of $3.4 billion and $4.6 billion, respectively, as MSR sale accounting criteria were met. See Note 8 — MSR Related Financing Liabilities, at Fair Value - Rithm Transactions.
(3)During the three and nine months ended September 30, 2026, we derecognized $85.1 million of MSRs and the Pledged MSR Liability associated with MAV upon sale of the related MSRs by MAV to a third party with a UPB of $5.1 billion.
(4)During the nine months ended September 30, 2026, we derecognized $105.9 million of MSRs and the Pledged MSR liability associated with other MSR capital partners with a UPB of $5.9 billion as MSR sale accounting criteria were met. We continue to service these loans under a subservicing agreement.
(5)Realization of expected cash flows and passage of time.

The following table summarizes the components of our servicing and subservicing fee revenue:

Servicing Revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loan servicing and subservicing fees
Servicing fee on owned MSRs	$131.4	$107.3	$371.8	$306.6
Servicing fee on transferred MSRs (1)	19.7	31.4	78.2	96.3
Servicing fees	151.1	138.7	450.0	402.9
Subservicing fees	22.6	23.5	74.2	73.0
	173.7	162.1	524.2	475.9
Ancillary income
Custodial accounts (float earnings)	34.7	36.4	101.3	95.8
Late charges	8.2	9.4	27.0	28.9
Reverse subservicing ancillary fees	1.8	2.7	5.7	9.2
Other	6.3	6.8	18.2	22.3
	51.0	55.3	152.2	156.2
Total Servicing and subservicing fees	$224.7	$217.5	$676.4	$632.1

Owned MSR and Subservicing	$203.3	$181.9	$587.3	$524.1
Transferred MSRs (1) (2)	21.4	35.6	89.1	108.0
(1)Servicing fees collected on behalf of, and remitted to, respective parties related to transferred MSRs that do not achieve sale accounting. Remittances are reported within Pledged MSR liability expense. See Note 8 — MSR Related Financing Liabilities, at Fair Value.

(2)Includes $1.7 million and $10.9 million for the three and nine months ended September 30, 2026, respectively, and $4.2 million and $11.6 million for the three and nine months ended September 30, 2025, respectively, of ancillary income associated with transferred MSRs that do not achieve sale accounting and is subject to remittances reported within Pledged MSR liability expense.
Float balances on which we earn interest, referred to as float earnings (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors and tax and insurance payments) are held in escrow by unaffiliated banks and are excluded from our consolidated balance sheets. Float balances amounted to $3.2 billion and $2.6 billion at September 30, 2026 and December 31, 2025, respectively. Average float balances were $3.7 billion and $3.8 billion for the three and nine months ended September 30, 2026, respectively, and $3.6 billion and $3.1 billion for the three and nine months ended September 30, 2025, respectively.

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

	Outstanding Balance
Borrowing Type	September 30, 2026	December 31, 2025
Pledged MSR liability, at fair value (1) (2)	$346.8	$573.2
ESS financing liability, at fair value (3)	266.3	268.8
Total MSR related financing liabilities, at fair value	$613.1	$842.0
(1)MSRs transferred in transactions which do not qualify for sale accounting treatment. Until such time as the transaction qualifies as a sale for accounting purposes, we continue to recognize the MSRs and the related financing liability (referred to as Pledged MSR liability) on our consolidated balance sheets, as well as the full amount of servicing fee collected as revenue and the servicing fee remitted as Pledged MSR liability expense in our consolidated statements of operations. The fair value of the Pledged MSR liability may differ from the fair value of the associated transferred MSR asset mostly due to the portion of ancillary income that is contractually retained by Onity or other contractual cash flows.
(2)Includes $38.5 million and $110.6 million fair value, and $3.3 billion and $8.3 billion UPB related to Rithm at September 30, 2026 and December 31, 2025, respectively. On October 31, 2025, we were notified by Rithm of its intent not to renew its subservicing agreements. As of September 30, 2026, Rithm and Onity do not expect to receive the required consents to transfer the remaining portfolio - see below under “Rithm Transactions”.
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

MSR related financing liabilities - Fair value	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$729.0	$818.1	$842.0	$846.9
ESS issuances	—	12.7	8.6	12.7
MSR transfers	9.8	7.9	25.2	22.1
ESS settlement (1)	—	—	(20.8)	—
Derecognition of financing liability (2) (3) (4)	(126.6)	—	(249.7)	(12.2)
Fair value (gain) loss
Changes in fair value due to inputs and assumptions	15.3	1.2	59.0	5.3
Realization of cash flows	(14.4)	(18.0)	(51.2)	(52.8)
Total fair value (gain) loss	0.9	(16.8)	7.8	(47.5)
Ending balance	$613.1	$822.0	$613.1	$822.0
(1)On January 5, 2026 we completed a sale of certain owned MSRs, with subservicing retained with a UPB of $1.3 billion. The sale proceeds were used to settle the related outstanding ESS financing liability. Refer to Note 7 – Mortgage Servicing.
(2)During the three months ended September 30, 2026, we derecognized $85.1 million of the MAV Pledged MSR liability upon sale of the related MSRs by MAV to third parties with a UPB of $5.1 billion.

(3)During the three and nine months ended September 30, 2026, we derecognized $41.5 million and $58.7 million, respectively, of Rithm MSRs and the Pledged MSR Liability with a UPB of $3.4 billion and $4.6 billion, respectively, as MSR sale accounting criteria were met upon our transfer of title to the MSRs in connection with Rithm’s exercise of its termination right of the agreement with Onity disclosed below under “Rithm Transactions.”
(4)On June 30, 2026, we derecognized $105.9 million of the Pledged MSR liability associated with other MSR capital partners with a UPB of $5.9 billion as MSR sale accounting criteria were met.
The following table presents the Pledged MSR liability expense recorded in connection with MSR sale agreements that do not qualify for sale accounting (transferred MSR) and ESS financing liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Servicing fees collected on transferred MSRs	$19.7	$31.4	$78.2	$96.3
Less: Subservicing fee retained by Onity	(3.3)	(5.3)	(12.8)	(16.7)
Ancillary fee/income and other settlement (including expense reimbursement)	1.0	2.8	7.4	8.0
Transferred MSR net servicing fee remittance	17.4	28.9	72.8	87.7
ESS servicing spread remittance	12.5	12.7	37.9	38.9
Pledged MSR liability expense	$29.9	$41.7	$110.7	$126.6

Three Months Ended March 31,
Rithm Transactions
Starting in 2012, Onity and OMC entered into agreements to sell MSRs and the related servicing advances to Rithm, for which OMC has been retained as subservicer. Since December 31, 2023, we have accounted for the relationships in two ways: (i) as an MSR transfer that does not qualify for sale accounting with a UPB of $3.3 billion which are referred to as Rights to MSRs (RMSR) and accounted for as a secured borrowing, with $38.5 million MSR and associated Pledged MSR liability on our consolidated balance sheet as of September 30, 2026; and (ii) as subservicing agreements for a UPB of $0.5 billion (UPB balances as of September 30, 2026).
The RMSR agreement and subservicing agreements were subject to automatic one-year renewals, subject to advance notice of termination. On October 31, 2025, we were notified by Rithm of its intent not to renew its subservicing agreements effective January 31, 2026. The termination is for convenience and not for cause. Onity will continue to service the remaining $3.3 billion of UPB presently subject to the RMSR agreement as the parties do not expect to receive consent to transfer.
The servicing transfer to Rithm’s own servicing platform began in the first quarter of 2026. The following table summarizes the timing of transfers to Rithm by servicing relationship:

	Nine Months Ended September 30, 2026
UPB of loans transferred ($ billions)	RMSR	Subservicing
First quarter (1)	$1.2	$0.6
Second quarter (2)	—	21.2
Third quarter (3)	3.4	0.6
Total	$4.6	$22.4
(1)Transfers completed in March 2026.
(2)Transfers of $11.2 billion and $10.0 billion in May and June 2026, respectively.
(3)Transfers completed in August 2026.
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
(i)the fair value changes of the total MSR portfolio (Total MSRs) recorded as Mortgage servicing rights on our consolidated balance sheets ($3.4 billion asset at September 30, 2026). Total MSRs include owned MSRs and MSRs that have been sold or transferred to third parties in transactions that do not achieve sale accounting criteria. Owned MSRs include MSRs subject to ESS financing transactions;
(ii)the fair value changes of the Pledged MSR liabilities recorded as MSR related financing liabilities on our consolidated balance sheets when MSR sale accounting criteria are not achieved ($346.8 million at September 30, 2026);
(iii)the fair value changes of the ESS financing liabilities recorded as MSR related financing liabilities on our consolidated balance sheets for which we elected the fair value option ($266.3 million at September 30, 2026); and
(iv)the fair value changes of the derivative instruments economically hedging the MSR exposure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total MSR fair value gain (loss)	$114.3	$(72.4)	$43.8	$(184.6)
Pledged MSR liabilities (1)	(6.0)	10.8	2.0	26.7
ESS financing liabilities	5.2	6.0	(9.7)	20.8

Derivative fair value gain (loss) (MSR economic hedges) (2)	(180.8)	10.6	(242.9)	25.9

MSR valuation adjustments, net	$(67.3)	$(45.0)	$(206.8)	$(111.1)

Total changes in fair value due to realization of cash flows, net	$(64.6)	$(48.8)	$(171.7)	$(133.3)
Total changes in fair value due to inputs and assumptions (3)	(2.7)	3.8	(35.1)	22.2
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

Note 10 – Receivables

	September 30, 2026	December 31, 2025
Servicing-related receivables:
Government-insured loan claims - Reverse (1)	$154.5	$83.8
Government-insured loan claims - Forward	17.7	30.2
Subservicing fees and reimbursable expenses	18.2	20.2
Due from custodial accounts	17.8	15.4
Receivable from sale of MSRs (holdback) (2)	28.6	8.8
Other	11.1	8.1
	247.9	166.5
Income taxes receivable (3)	31.1	30.1
Other receivables	6.5	9.7
	285.5	206.4
Allowance for losses	(15.5)	(16.5)
	$270.0	$189.8
(1)Includes a temporary increase in government-insured loan claims due to timing of reverse mortgage buyouts.
(2)Includes $7.0 million holdback in connection with the FAR transaction at September 30, 2026. Refer to Note 5 - Reverse Mortgages.
(3)Includes $28.8 million and $27.9 million at September 30, 2026 and December 31, 2025, respectively, from the USVI Bureau of Internal Revenue (BIR) for a refund of income taxes paid in prior years. In December 2022, we executed an agreement with the BIR for payment of the income tax refunds related to tax years 2013 through 2015, plus accrued interest, over a two-year period ending December 31, 2024. The BIR did not make the payment that was due on December 31, 2023 nor any subsequent payments pursuant to the agreement. On February 8, 2024, we filed a lawsuit against the USVI for the refund of income taxes paid in prior years and for the USVI’s breach of the above-referenced agreement; the USVI is defending against such claims and contesting that such refunds are owed. On April 30, 2025, the USVI filed an additional lawsuit against us alleging that we did not meet the conditions for receiving benefits under our Economic Development Commission Certificate. We filed a motion to dismiss, which the court granted on October 14, 2026 and dismissed the case with prejudice. See Note 22 – Contingencies for additional information.

Allowance for Losses	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$21.1	$15.3	$16.5	$18.1
Provision	2.5	3.4	9.6	9.3
Charge-offs and other, net	(8.1)	(8.0)	(10.7)	(16.8)
Ending balance	$15.5	$10.7	$15.5	$10.7
At September 30, 2026 and December 31, 2025, the allowance for losses related to FHA-, VA- or USDA- insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $13.5 million and $15.5 million, respectively.

Note 11 – Other Assets

	September 30, 2026	December 31, 2025
REO ($145.2 and $81.0 related to VIEs)	$156.2	$83.8
Deferred tax assets, net - See Note 17	122.9	123.8
Derivatives, at fair value - See Note 15	72.3	28.1
Prepaid expenses (including prepaid lender fees)	21.9	23.2
Derivative related receivable	15.6	0.7
Intangible assets, net (net of accumulated amortization of $15.0 and $14.0)	1.4	2.4
Other	9.3	12.0
	$399.6	$273.9

Note 12 – Borrowings

Advance Match Funded Liabilities		Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Expected Repayment Date (1)	Uncommitted	Committed	September 30, 2026	December 31, 2025
$250 million Ocwen Master Advance Receivables Trust (OMART) - Advance Receivables Backed Notes - Series 2025-VF1 (2) (3)	September 2027	$—	$30.4	$219.6	$273.2
$100 million Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (2)	May 2027	—	95.5	4.5	4.5
$350 million PGAF Issuer LLC - Advance Receivables Backed Notes, Series 2025-VF1 (2)	May 2027	—	314.7	35.3	63.7
$14.4 million EBO Advance facility (4)	N/A	14.4	—	—	0.5
Total Advance match funded liabilities		$14.4	$440.6	$259.4	$341.9

Weighted average interest rate (5)				5.46%	5.81%
(1)The Expected Repayment Date of our facilities, as defined, is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance is required if the note is not renewed or extended.
(2)The committed borrowing capacity under the OMART, OGAF and PGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At September 30, 2026, none of the remaining borrowing capacity of these advance financing notes could be used based on the amount of eligible collateral.
(3)In July 2026, the total borrowing capacity under the OMART facility was reduced from $350.0 million to $250.0 million.
(4)The agreement has no stated maturity date; however each transaction has a maximum duration of four years. At September 30, 2026, none of the remaining borrowing capacity of the facility could be used based on the amount of eligible collateral.
(5)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At September 30, 2026 and December 31, 2025, the balance of unamortized prepaid lender fees was $1.0 million and $2.0 million, respectively, and are included in Other assets in our consolidated balance sheets. At September 30, 2026 and December 31, 2025, 1-Month (1M) Term Secured Overnight Financing Rate (SOFR) was 3.91% and 3.69%, respectively.

Mortgage Warehouse Facilities	Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Uncommitted	Committed (1)	September 30, 2026	December 31, 2025
Total mortgage warehouse facilities (2)	$2,524.6	$330.7	$1,430.1	$1,224.6

Weighted average interest rate (3)			5.22%	5.24%
(1)Of the borrowing capacity on mortgage loan financing facilities extended on a committed basis, none of the remaining borrowing capacity could be used at September 30, 2026 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)We use mortgage loan repurchase agreements, participation agreements and other warehouse facilities with various financial institutions to fund newly originated or purchased loans on a short-term basis until they are sold or securitized to secondary market investors, and to fund repurchases of certain Ginnie Mae forward loans, HECM loans and other types of loans or mortgage related assets. Our warehouse facilities generally have maximum terms of 364 days, and have typically been, and are expected to be renewed, replaced or extended annually. We have pledged Loans held for sale (LHFS), unsecuritized Reverse loans, Servicing advances, Receivables and REO as collateral to secure the borrowings. The facilities have contractual maturities ranging from November 2026-October 2027.
(3)The weighted average interest rate excludes the effect of the amortization of discount, debt issuance costs, and prepaid lender fees. At September 30, 2026 and December 31, 2025, unamortized prepaid lender fees were $1.2 million and $1.1 million, respectively, and are included in Other assets in our consolidated balance sheets. At September 30, 2026 and December 31, 2025, 1M SOFR was 3.91% and 3.69%, respectively.

Reverse Mortgage Securitization Notes				Outstanding Balance
Borrowing Type	Maturity	Mandatory call date	Initial principal amount	September 30, 2026	December 31, 2025
OLIT Asset-Backed Notes, Series 2023-HB1 (1)(2)	June 2036	June 2026	$264.9	$—	$76.5
OLIT Asset-Backed Notes, Series 2024-HB1 (1)	February 2037	February 2027	268.6	100.2	116.1
OLIT Asset-Backed Notes, Series 2024-HB2 (1)(4)	August 2037	August 2027	347.8	178.4	193.8
OLIT Asset-Backed Notes, Series 2025-HB1 (1)(4)	June 2038	June 2028	337.1	165.6	194.7
OLIT Asset-Backed Notes, Series 2025-HB2 (1)	November 2038	November 2028	413.3	269.5	370.8
OLIT Asset-Backed Notes, Series 2026-HB1 (1)(4)	March 2039	March 2029	533.9	355.0	—
OLIT Asset-Backed Notes, Series 2026-HB2 (1)	May 2039	May 2029	499.9	370.6	—
OLIT Asset-Backed Notes, Series 2026-HB3 (1)	June 2039	June 2029	504.6	362.7	—
Total Reverse mortgage securitization notes - outstanding principal amount				1,802.0	951.9
Unamortized discount and debt issuance costs (3)				(102.6)	(52.6)
Total Reverse mortgage securitization notes, net				$1,699.4	$899.3
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
(2)The Series 2023-HB1 notes were redeemed in May 2026 prior to the mandatory call date, and the remaining collateral was included in the issuance of the 2026-HB2 Notes.
(3)The notes have a stated interest rate of 3.0%, with the exception of Series 2024-HB2 with an interest rate of 5.0%. The interest rate excludes the effect of the amortization of discount and debt issuance costs.
(4)In April 2026, we issued an additional class of the Series 2026-HB1 notes with an initial principal amount of $22.0 million. In July 2026, we issued an additional class of the Series 2024-HB2 notes and Series 2025-HB1 notes with an initial principal amount of $17.2 million and $14.5 million, respectively.

MSR Financing Facilities			Remaining Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	September 30, 2026	December 31, 2025
$575 million Ginnie Mae MSR and Servicing Advance financing facility (2)	MSRs, Advances	January 2027	$98.0	$—	$477.0	$371.4
$70 million PLS MSR financing facility (3)	MSRs	February 2027	3.2	—	66.8	67.8
$375 million Fannie Mae MSR financing facility (4)	MSRs	May 2027	100.1	—	274.9	—
$400 million GSE MSR financing facility (5)	MSRs	August 2027	—	101.1	298.9	633.1
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1	MSRs	February 2028	—	—	15.1	18.5
$400 million GSE MSR financing facility (6)	MSRs	May 2029	—	82.1	317.9	194.5
$250 million Fannie Mae MSR term loan facility (7)	MSRs	July 2029	—	—	250.0	—
Total MSR financing facilities			$201.3	$183.2	$1,700.6	$1,285.2
Unamortized debt issuance costs - Fannie Mae MSR term loan facility (8)					(0.7)	—
Total MSR financing facilities, net					$1,699.9	$1,285.2

Weighted average interest rate (8)					6.58%	6.70%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $27.8 million of the remaining borrowing capacity could be used at September 30, 2026 based on the amount of eligible collateral that was pledged and could be financed on a committed basis.
(2)Our obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and servicing advances. Onity guarantees the obligations under the facility. We are subject to daily margining requirements under the terms of the facility. In January 2026, the borrowing capacity was increased to $450.0 million from $400.0 million and the maturity date was extended to January 2027. In April 2026, the borrowing capacity was further increased from $450.0 million to $500.0 million. In August 2026, the borrowing capacity was further increased from $500.0 million to $575.0 million. In October 2026, the borrowing capacity was temporarily increased to $650.0 million through December 2026.
(3)Under this repurchase agreement, OMC sold the membership interest certificate representing 100% of the limited liability company interests in PLS Issuer and agreed to repurchase such membership interest certificate at a specified future date at the price set forth in the repurchase agreement. Onity guarantees the obligations of OMC under the facility subject to the terms and conditions set forth in the guaranty secured by a lien on the related PLS MSRs. In February 2026, the maturity date was extended to February 2027. See Note 2 – Securitizations and Variable Interest Entities for additional information.
(4)In May 2026, we entered into a new facility secured by a lien on certain of our Fannie Mae MSRs with a maturity date of May 2027 and total borrowing capacity of $450.0 million. Onity guarantees the obligations under the facility. We are subject to daily margining requirements under the terms of the facility. In June 2026, the borrowing capacity was temporarily increased to $500.0 million through August 2026. In August 2026, the borrowing capacity was reduced to $375.0 million.
(5)Our obligations under this facility are secured by a lien on certain GSE MSRs. Onity guarantees the obligations under this facility. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. In January 2026, the maturity date was extended to May 2026. In April 2026, the maturity date was extended to August 2026. In May 2026, the borrowing capacity was decreased from $750.0 million to $400.0 million. In August 2026, the maturity date was extended to August 2027.
(6)This facility is secured by a lien on certain of our GSE MSRs and is subject to daily margining requirements. Onity guarantees the obligations under the facility. In May 2026, the maturity date was extended to May 2029 and the borrowing capacity was increased from $250.0 million to $400.0 million.
(7)In July 2026, we repaid $250.0 million of the balance outstanding under the Fannie Mae MSR financing facility (see (4) above) and entered into a $250.0 million term loan facility secured by a lien on certain of our Fannie Mae MSRs with a maturity date of July 2029. Onity guarantees the obligations under the facility. We are subject to daily margining requirements under the terms of the facility. See Note 2 – Securitizations and Variable Interest Entities for additional information.
(8)Weighted average interest rate excludes the effect of the amortization of debt issuance costs and prepaid lender fees. At September 30, 2026 and December 31, 2025, unamortized prepaid lender fees related to revolving-type MSR financing facilities were $3.9 million and $1.5 million, respectively, and are included in Other assets in our consolidated balance sheets At September 30, 2026 and December 31, 2025, 1M SOFR was 3.91% and 3.69%, respectively.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			September 30, 2026	December 31, 2025
Senior Notes Due 2029	9.875%	November 2029	$700.0	$500.0

Unamortized premium			5.5	—
Unamortized discount			(1.5)	(1.8)
Unamortized debt issuance costs			(10.4)	(8.6)
Unamortized premium, discount and debt issuance costs			(6.4)	(10.4)
Senior notes, net			$693.6	$489.6
(1)Excludes the effect of the amortization of debt issuance costs, premium and discount.
On November 6, 2024, PHH Corporation issued $500.0 million aggregate principal amount of 9.875% Senior Notes due November 1, 2029 (Senior Notes Due 2029) at a price of 99.556% of the principal amount in a syndicated private placement. Interest on the Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2025, and principal is due at maturity. The Senior Notes Due 2029 are guaranteed by Onity and certain wholly-owned subsidiaries including OMC and PAS (collectively “restricted subsidiaries”). The Senior Notes Due 2029 are secured by the equity interests of the restricted subsidiaries and any Available Cash in excess of Agency Requirements, as defined.
On January 30, 2026, PHH Corporation issued $200.0 million aggregate principal amount of 9.875% Senior Notes Due 2029 in a syndicated private placement exempt from registration under the Securities Act of 1933, as amended. The Senior Notes were issued to investors at 103.25% of the principal amount. The notes were offered as an additional issuance of the 9.875% Senior Notes Due 2029 and form a single series of debt securities with the $500.0 million aggregate principal amount of such notes that were originally issued on November 6, 2024. The interest on the additional notes issued in January 2026 is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2026, and principal is due at maturity. The notes are guaranteed on a senior secured basis by Onity and certain of PHH Corporation’s subsidiaries, including OMC and PAS.
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
Covenants
Under the terms of our debt agreements in effect as of September 30, 2026, we are subject to various affirmative and negative covenants. Collectively, these covenants include:
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at September 30, 2026 is a minimum of $275.0 million and $125.0 million, tangible net worth for Onity and OMC, respectively. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at September 30, 2026 is for a minimum of $65.0 million and $20.0 million for Onity and OMC, respectively. None of our debt agreements have any tangible net worth or liquidity requirements at PAS due to the guarantee of Onity. See Note 20 – Regulatory Requirements for our regulatory capital and liquidity requirements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.
Collateral
Our assets pledged as collateral for secured borrowings are as follows at September 30, 2026. Assets may also be subject to other liens or restrictions under various agreements.

	Assets	Pledged Assets	Collateralized Financings (9)	Liability Categories
Cash (1)	$176.0	$—	$—	n/a (1)
Restricted cash (2)	99.9	49.7	—	Multiple
Owned MSRs, excluding ESS (3) (5)	2,646.9	2,653.1	1,645.5	MSR financing facilities
Transferred MSRs, including ESS (4)	713.7	713.7	631.1	MSR related financing liabilities and MSR financing facilities (4)
Advances, net (5)	375.1	335.8	295.8	Advance match funded liabilities and MSR financing facilities
Loans held for sale	2,747.3	2,688.6	2,898.8	Mortgage warehouse facilities and Reverse mortgage securitization notes
Reverse loans pooled into HMBS
Held for investment - securitized (6) (7)	3,350.0	3,350.0	3,335.1	HMBS- related borrowings
Held for investment - unsecuritized (7)	12.6	3.8	3.4	Mortgage warehouse facilities
Receivables, net	270.0	147.7	160.7	Mortgage warehouse facilities and Reverse mortgage securitization notes
REO (Other assets)	156.2	145.2	169.3	Mortgage warehouse facilities and Reverse mortgage securitization notes
Total (8)	$10,547.7	$10,087.6	$9,139.7
(1)Includes $153.7 million Available Cash held by Regulated Subsidiary Guarantors, as defined, pursuant to the Senior Notes Due 2029.
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
(4)Includes MSRs transferred to MSR capital partners that are accounted for as secured financings and ESS pledged MSRs. Includes $18.0 million MSR financing facilities.
(5)$36.4 million drawn under the $575.0 million Ginnie Mae MSR financing facility is used to finance Ginnie Mae related advances.
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
(9)Amounts represent UPB and fair value for borrowings accounted for at amortized cost and fair value, respectively.

Note 13 – Other Liabilities

	September 30, 2026	December 31, 2025
Compensation-related and other accrued expenses	$64.1	$84.8
Checks held for escheat	55.7	53.2
Derivative related payables	54.6	4.7
Derivatives, at fair value - See Note 15	52.9	9.1
Servicing-related obligations	52.8	64.9
Accrued interest payable	45.0	17.1
Liability for indemnification obligations	28.7	27.8
Accrued legal fees and settlements	11.1	27.6
Liability for unfunded gratuity plans	9.0	9.2
Due to Rithm - Advance collections and servicing fees - See Note 21	7.7	47.9
Lease liability	6.2	7.2
MSR purchase price holdback	4.8	3.0
Mortgage insurance premium payable	4.5	6.6
Income taxes payable	2.5	2.9
Excess servicing fee spread payable	1.9	2.2
Other	10.5	6.7
	$412.0	$374.9

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
On June 1, 2026, Onity’s Board of Directors authorized an additional share repurchase program for an aggregate amount of up to $20.0 million of Onity’s issued and outstanding shares of common stock. The program expires on the earlier of June 2027 or the date on which repurchases reach the authorized amount. The total monthly purchase limit under the program is $2.0 million. During the three months ended September 30, 2026, we completed the repurchase of 162,184 shares of our common stock in the open market under this program at prevailing market prices for a total purchase price (inclusive of applicable fees, costs and expenses) of $6.0 million at an average price per share (excluding commissions) of $37.16. During the nine months ended September 30, 2026, we completed the repurchase of 215,218 shares of our common stock in the open market under this program at prevailing market prices for a total purchase price (inclusive of applicable fees, costs and expenses) of $8.0 million at an average price per share (excluding commissions) of $37.14. The repurchased shares were retired and cancelled as of September 30, 2026. No assurances can be given as to the number of shares, if any, that Onity may repurchase in any given period. As of September 30, 2026, $12.0 million remained authorized for repurchase under the program. Also refer to Note 23 – Subsequent Events for information regarding additional share repurchases.

Note 15 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during any of the periods presented.

	September 30, 2026			December 31, 2025
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward loans IRLCs	N/A	$—	$—	January - April 2026	$2,461.9	$16.5
Reverse loans IRLCs	N/A	—	—	February - April 2026	18.6	0.8
To-Be-Announced (TBA) forward MBS trades	October -December 2026	2,117.6	57.1	January - March 2026	1,913.5	8.4
Interest rate futures	December 2026	237.0	3.2	March 2026	590.0	1.9
Interest rate option contracts	October -November 2026	1,300.0	12.0	January 2026	50.0	0.5
Total		$3,654.6	$72.3		$5,034.0	$28.1

Derivative Liabilities (Other liabilities)
Forward loans IRLCs	October 2026- February 2027	$995.1	$(9.5)	N/A	$—	$—
Forward sales of Reverse loans	N/A	—	—	January 2026	30.0	(0.2)
TBA forward MBS trades	October - December 2026	317.0	(5.0)	January - March 2026	2,171.6	(6.6)
Interest rate futures	December 2026	1,970.0	(38.4)	March 2026	1,935.0	(1.8)
Interest rate option contracts	N/A	—	—	January 2026	50.0	(0.5)
Total		$3,282.1	$(52.9)		$4,186.6	$(9.1)

The table below summarizes the net gains and losses of our derivative instruments recognized in our unaudited consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,		Financial Statement Line
Gain (Loss)	2026	2025	2026	2025
Derivative Instruments
Forward loans IRLCs	$(26.7)	$(5.7)	$(26.0)	$12.1	Gain on loans held for sale, net
Reverse loans IRLCs	—	0.1	(0.8)	0.9	Gain on reverse loans and HMBS-related borrowings, net
Forward trades (economically hedging forward pipeline trades and EBO pipeline)	—	1.2	—	(1.5)	Gain on loans held for sale, net (Economic hedge)
TBA trades and Interest rate futures (economically hedging forward pipeline trades and EBO pipeline)	112.7	(27.8)	125.6	(53.2)	Gain on loans held for sale, net (Economic hedge)
Interest rate futures, TBA trades and interest rate option contracts	(180.8)	10.6	(242.9)	25.9	MSR valuation adjustments, net
Interest rate futures	6.6	—	11.4	—	Gain on reverse loans and HMBS-related borrowings, net
Forward sales of Reverse loans	—	—	0.2	(0.5)	Gain on reverse loans and HMBS-related borrowings, net
Total	$(88.2)	$(21.5)	$(132.5)	$(16.3)
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
The changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to many factors. These factors include non-parallel changes in the interest rate curve, the convexity of the MSR, the basis risk inherent in the MSR profile and hedging instruments, model risk observed between actual vs. expected fair value changes, vendor pricing risk and hedge costs. We continuously evaluate the use of hedging instruments with the objective of enhancing the effectiveness of our interest rate hedging strategy.

Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate futures and options. These derivative instruments are not designated as accounting hedges. TBAs are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time to time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment.
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

Note 16 – Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Mortgage warehouse facilities	$28.5	$23.5	$76.7	$61.2
MSR financing facilities	28.0	23.0	74.2	63.1
Reverse mortgage securitization notes	32.2	13.5	73.9	33.7
Senior Notes Due 2029	17.7	12.9	51.5	38.6
Advance match funded liabilities	5.6	7.8	17.7	23.4
Escrow and other	3.5	2.3	7.2	5.6
	$115.5	$82.9	$301.2	$225.6

Note 17 - Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$4.8	$4.4	$2.0	$(7.3)
Income before income taxes	$9.3	$23.1	$2.3	$55.0
Effective tax rate	51.6%	18.9%	87.0%	(13.3)%
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
Income tax expense for the nine months ended September 30, 2026 includes income tax expense attributed to the U.S. jurisdiction whereas in the nine months ended September 30, 2025 no such U.S. jurisdiction income tax expense was recognized due to a full valuation allowance against U.S. federal deferred tax assets. The income tax expense for the nine months ended September 30, 2026 also includes the discrete tax impact of certain MSR fair value changes and hedging gains and losses. For the nine months ended September 30, 2025, the $7.3 million income tax benefit includes the recognition of a $13.3 million benefit due to the favorable resolution of a prior-year uncertain tax position during the first quarter of 2025.
Following the release of a significant portion of our valuation allowance as of December 31, 2025 ($120.1 million), our annual effective tax rate for the year ending December 31, 2026 is expected to significantly exceed the 21% federal statutory income tax rate primarily due to state taxes and the disallowance of certain executive compensation expenses.
As of September 30, 2026, we believe that the weight of the positive evidence outweighs the negative evidence regarding the realization of our U.S. federal deferred tax assets, including cumulative income in recent years and expectations regarding future profitability. As of September 30, 2026, for certain U.S. state net operating losses and interest expense disallowance carryforwards, we believe the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these state deferred tax assets and as a result are not considered to be more likely than not realizable; therefore, we have maintained a valuation allowance against these assets.
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

Note 18 – Basic and Diluted Earnings per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding including the potential dilutive shares of common stock related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method. For the nine months ended September 30, 2026, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$3.5	$17.7	$(2.8)	$59.2

Weighted average shares of common stock outstanding	8,320,986	8,055,262	8,420,331	7,984,142

Basic earnings (loss) per share	$0.42	$2.19	$(0.34)	$7.42

Diluted earnings (loss) per share
Net income (loss) attributable to common stockholders	$3.5	$17.7	$(2.8)	$59.2

Weighted average shares of common stock outstanding	8,320,986	8,055,262	8,420,331	7,984,142
Effect of dilutive elements
Common stock warrants (1)	—	393,546	—	301,171
Stock option awards	—	—	—	41
Common stock awards	251,759	268,789	—	278,343
Dilutive weighted average shares of common stock	8,572,745	8,717,597	8,420,331	8,563,697

Diluted earnings (loss) per share	$0.41	$2.03	$(0.34)	$6.92

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (2)	17,799	17,799	18,829	19,086
Market-based (3)	—	22,565	—	22,565
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

Financial information for our segments prepared under GAAP is as follows:
	Three Months Ended September 30, 2026
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$224.7	$—	$—	$224.7
Gain on reverse loans and HMBS-related borrowings, net	6.9	—	—	6.9
Gain on loans held for sale, net	2.1	24.5	—	26.6
Other revenue, net	4.0	15.9	—	19.9
Revenue	237.7	40.4	—	278.1

MSR valuation adjustments, net	(77.9)	10.6	—	(67.3)

Operating expenses
Compensation and benefits	19.5	16.4	19.6	55.5
Servicing and origination	10.9	5.0	—	15.9
Technology and communications	8.7	3.3	6.5	18.5
Professional services	7.5	0.6	8.3	16.4
Occupancy, equipment and mailing	6.5	1.2	0.5	8.2
Corporate overhead allocations	14.4	4.7	(19.1)	—
Other expenses	0.6	1.2	1.6	3.4
Operating expenses	68.1	32.4	17.4	117.9

Other income (expense):
Interest income	28.3	34.1	0.9	63.3
Interest expense	(81.3)	(28.2)	(6.0)	(115.5)
Pledged MSR liability expense	(29.9)	—	—	(29.9)
Other, net	(1.6)	(0.5)	0.6	(1.5)
Other income (expense), net	(84.5)	5.4	(4.5)	(83.6)

Income (loss) before income taxes	$7.2	$24.0	$(21.9)	$9.3

	Three Months Ended September 30, 2025
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$217.5	$—	$—	$217.5
Gain on reverse loans and HMBS-related borrowings, net	6.6	6.4	—	13.0
Gain on loans held for sale, net	3.4	30.7	—	34.1
Other revenue, net	5.6	10.1	—	15.7
Revenue	233.2	47.1	—	280.3

MSR valuation adjustments, net	(48.6)	3.6	—	(45.0)

Operating expenses
Compensation and benefits	23.4	15.1	24.7	63.3
Servicing and origination	12.1	3.6	(0.1)	15.6
Technology and communications	7.5	2.5	5.9	15.9
Professional services	9.2	0.4	8.7	18.3
Occupancy, equipment and mailing	7.8	0.9	0.4	9.1
Corporate overhead allocations	14.2	4.2	(18.4)	—
Other expenses	0.5	1.5	1.6	3.6
Operating expenses	74.7	28.2	22.8	125.8

Other income (expense):
Interest income	13.3	23.3	1.0	37.6
Interest expense	(56.8)	(20.8)	(5.4)	(82.9)
Pledged MSR liability expense	(41.7)	—	—	(41.7)
Other, net	0.5	(0.1)	0.1	0.5
Other income (expense), net	(84.6)	2.4	(4.3)	(86.5)

Income (loss) before income taxes	$25.2	$24.9	$(27.1)	$23.1

	Nine Months Ended September 30, 2026
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$676.4	$—	$—	$676.4
Gain on reverse loans and HMBS-related borrowings, net	23.4	6.0	—	29.4
Gain (loss) on loans held for sale, net	(4.2)	94.4	—	90.2
Other revenue, net	16.2	43.2	—	59.4
Revenue	711.8	143.6	—	855.4

MSR valuation adjustments, net	(241.5)	34.7	—	(206.8)

Operating expenses
Compensation and benefits	64.5	58.2	72.2	194.9
Servicing and origination	43.9	13.6	—	57.5
Technology and communications	25.2	9.2	19.5	53.9
Professional services	21.9	1.7	24.2	47.8
Occupancy, equipment and mailing	20.2	3.3	1.4	24.9
Corporate overhead allocations	43.8	14.9	(58.7)	—
Other expenses	1.0	4.0	5.1	10.1
Operating expenses	220.5	104.9	63.7	389.1

Other income (expense):
Interest income	71.2	85.5	3.1	159.8
Interest expense	(211.2)	(72.6)	(17.4)	(301.2)
Pledged MSR liability expense	(110.8)	—	0.1	(110.7)
Other, net	(4.4)	(1.6)	0.9	(5.1)
Other income (expense), net	(255.2)	11.3	(13.3)	(257.2)

Income (loss) before income taxes	$(5.4)	$84.7	$(77.0)	$2.3

	Nine Months Ended September 30, 2025
Results of Operations	Servicing	Originations	Corporate	Business Segments Consolidated
Servicing and subservicing fees	$632.0	$—	$—	$632.1
Gain on reverse loans and HMBS-related borrowings, net	29.4	19.3	—	48.7
Gain (loss) on loans held for sale, net	(5.4)	61.7	—	56.3
Other revenue, net	15.4	24.3	—	39.6
Revenue	671.4	105.2	—	776.7

MSR valuation adjustments, net	(121.9)	10.8	—	(111.1)

Operating expenses
Compensation and benefits	69.5	41.4	70.8	181.7
Servicing and origination	34.3	7.3	—	41.6
Technology and communications	22.4	6.8	17.1	46.4
Professional services	16.5	1.4	31.4	49.3
Occupancy, equipment and mailing	21.9	2.4	1.2	25.4
Corporate overhead allocations	39.8	12.0	(51.8)	—
Other expenses	1.6	4.7	4.5	10.8
Operating expenses	206.0	76.0	73.2	355.2

Other income (expense):
Interest income	36.8	56.1	3.1	96.0
Interest expense	(155.7)	(51.8)	(18.1)	(225.6)
Pledged MSR liability expense	(126.7)	—	0.1	(126.6)
Other, net	0.8	(0.7)	0.8	0.9
Other income (expense), net	(244.8)	3.6	(14.1)	(255.3)

Income (loss) before income taxes	$98.7	$43.5	$(87.3)	$55.0

Total Assets	Servicing	Originations	Corporate	Business Segments Consolidated
September 30, 2026	$9,578.0	$1,410.8	$332.1	$11,320.9
December 31, 2025	14,683.5	1,252.3	234.8	16,170.6

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
•Minimum capital ratio (FHFA) or leverage ratio (Ginnie Mae) of 6% - defined as Tangible or Adjusted Net Worth to total assets. As issuer of HMBS, OMC received an exemption to exclude reverse mortgage loans securitized into HMBS ($3.3 billion at September 30, 2026) from total assets due to the “lack of true sale accounting treatment of the HMBS Program” as per the Ginnie Mae guide.
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
We believe our licensed entities were in compliance with all of their minimum net worth, capital and liquidity requirements at September 30, 2026. The most restrictive requirements were as follows at September 30, 2026:

	Required	Reported
Net worth
OMC	$244.3	$465.2
PAS	304.4	327.0
Liquidity (3)
OMC - FHFA (1)	83.1	146.6
OMC - Ginnie Mae (2)	67.8	435.5
PAS - FHFA (1)	94.5	212.2
(1)Reported liquidity includes 50 percent of the unused portion of committed Agency servicing advance facilities, as defined by the FHFA.

(2)Reported liquidity includes Servicing advances as eligible liquidity pursuant to Ginnie Mae’s liquidity requirements.
(3)The liquidity displayed in the above table reflects liquidity measures as defined by regulators that differ from the total liquidity available to finance the business. At September 30, 2026, our total liquidity of $283.9 million included $176.0 million of unrestricted cash and $107.9 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral.
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
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.5 billion and $2.9 billion at September 30, 2026 and December 31, 2025, respectively. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the nine months ended September 30, 2026, we funded $165.6 million of the borrowing capacity. Our sale of approximately 20,000 reverse mortgage loans to FAR on June 30, 2026 (refer to Note 5 - Reverse Mortgages) resulted in a reduction in the total amount of borrowing capacity. We also had short-term commitments to lend $1.0 billion in connection with our forward mortgage loan IRLCs outstanding at September 30, 2026. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, also referred to as warehouse lines, prior to their respective securitization.
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of a reverse mortgage loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). The table below provides the breakdown of the portfolio UPB with respect to the percentage of the MCA at September 30, 2026.

Securitized HECM loans at less than 92% MCA	$2,783.4
Securitized HECM loans at equal to or greater than 92% and less than 95% MCA	214.8
Securitized HECM loans at equal to or greater than 95% MCA and less than 98% MCA	234.5
Total Securitized HECM loans UPB	$3,232.7
For the nine months ended September 30, 2026 and 2025, we repurchased HECM loans from Ginnie Mae securitizations in the amount of $539.4 million and $394.4 million, respectively. Activity with regard to HMBS repurchases for the nine months ended September 30, 2026 is as follows:

	Active (1)	Inactive	Total
Beginning balance	$77.1	$257.2	$334.3
Additions	457.6	81.8	539.4
Recoveries, net (2)	(435.5)	(87.3)	(522.8)
Transfers	4.4	(4.4)	—
Changes in value	(0.3)	(3.4)	(3.7)
Ending balance	$103.3	$243.9	$347.2
(1)Excludes $353.8 million UPB in loans directly assigned to HUD from the underlying Ginnie Mae securities without a cash repurchase from us ($1.1 billion for the nine months ended September 30, 2025).
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
For the nine months ended September 30, 2026, servicing and subservicing fees from Rithm amounted to $38.0 million, or 7% of total servicing and subservicing fees (excluding ancillary income) ($60.2 million or 13% in the nine months ended September 30, 2025, respectively), and the related Rithm Pledged MSR liability expense amounted to $19.6 million and $27.6 million in the respective periods. As of September 30, 2026, Rithm represented $3.8 billion, or 1% of the UPB and 3% of the loan count of our total servicing and subservicing portfolio, and approximately 10% of all delinquent loans that Onity services. On October 31, 2025, Rithm exercised its right to terminate the subservicing agreements for convenience, effective January 31, 2026. The servicing transfer to Rithm’s own servicing platform began in the first quarter of 2026 with transfers of $4.6 billion RMSR UPB and $22.4 billion subservicing UPB through the third quarter of 2026. Onity will continue to service the approximately $3.3 billion of RMSR UPB (MSR transactions which do not qualify for sale accounting treatment) that the parties do not expect to receive consent to transfer. Upon transfer, we have downsized certain aspects of our servicing business as well as the related corporate support functions. In addition, the float amount associated with the advance collections and servicing fees of the servicing portfolio will be repaid to Rithm in cash based on the amount due upon transfer. Also refer to Note 8 — MSR Related Financing Liabilities, at Fair Value and Note 13 – Other Liabilities.
Servicing and subservicing fees from MAV for the nine months ended September 30, 2026 amounted to $39.6 million, or 8% of total servicing and subservicing fees (excluding ancillary income) ($44.3 million or 9% for the nine months ended September 30, 2025, respectively). The related MAV Pledged MSR liability expense amounted to $30.6 million and $34.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, our servicing and subservicing portfolio with MAV represented $36.9 billion UPB, or 11% of the UPB and 11% of the loan count of our total servicing and subservicing portfolio. OMC has the right to be the exclusive subservicer through November 2029 subject to certain extensions of all MSRs that MAV currently owns, for all future MSRs that MAV acquires from OMC, and for the majority of MAV’s MSR portfolio overall, as defined. In addition, the parties agreed to lockout restrictions where MAV is restricted from selling or otherwise transferring MSRs owned by MAV in cumulative annual increments of 25% through September 2027. Also refer to Note 7 – Mortgage Servicing and Note 8 — MSR Related Financing Liabilities, at Fair Value.

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
Our current accrual with respect to the following matters (Litigation and Regulatory) is included in the $11.1 million legal and regulatory accrual (see Note 13 – Other Liabilities, Accrued legal fees and settlements). We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at September 30, 2026. Any material adverse resolution of these matters could materially and adversely affect our business, reputation, financial condition, liquidity, and results of operations.
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by borrowers, regulatory agencies (discussed further under “Regulatory” below), current or former employees, those brought on behalf of various classes of claimants, and those brought derivatively on behalf of Onity against certain current or former officers and directors or others, and those brought under the False Claims Act, including by private citizens on behalf of the U.S. In addition, we may be a party or a potential party to threatened or pending legal proceedings involving fair-housing advocates; current and former commercial counterparties and market competitors, including, among others, claims related to the sale or purchase of loans, MSRs or other assets, and breach of contract actions; parties on whose behalf we service or serviced mortgage loans; parties who provide ancillary services including property preservation and other post-foreclosure related services; applicable taxing authorities; and parties who provide or provided consulting, subservicing, or other services to Onity.
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act (TCPA), the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, federal and local bankruptcy rules, federal and local tax regulations, and state deceptive trade practices laws. Such proceedings include wrongful foreclosure and eviction actions, bankruptcy violation actions, payment misapplication actions, allegations of wrongdoing in connection with lender-placed insurance and mortgage reinsurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the TCPA and individual state laws, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to inspection fees, foreclosure attorneys’ fees, reinstatement fees, foreclosure registration fees, payment processing, payment facilitation or payment convenience fees, claims related to ancillary products marketed and sold to borrowers, claims related to loan modifications and loan assumptions, claims related to call recordings, claims regarding certifications of our legal compliance related to our participation in certain government programs, claims related to improper occupancy inspections, claims related to untimely recording of mortgage satisfactions, claims related to data privacy, and claims related to tax deficiencies owed by and tax refunds due to us. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are currently or have been a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation or payment convenience violate the FDCPA and similar state laws, (2) certain fees we assess on borrowers are improperly assessed and/or marked up improperly in violation of applicable state and federal law, (3) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans, and (4) we failed to subservice loans appropriately pursuant to subservicing and other agreements. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business.
Convenience Fees - As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and similar state statutes. For example, we are currently defending putative class action lawsuits challenging, under state and federal law, certain fees charged to borrowers who used certain optional payment methods. See e.g., Jones v. Onity Mortg. Corp., et al. (D. NJ) (parties’ motions for summary judgment and related to class certification remain pending); Smith-Fowler v. Onity Mortgage Corp. (D.D.C.) (motion to dismiss is fully briefed and remains pending). In addition, see “Regulatory” below, for discussion of our pending declaratory judgment action in the U.S. District Court for the Northern District of New York (Case No. 1:26-cv-2161-MAD-PJE).
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
USVI Tax Refund - We are engaged in ongoing litigation with the United States Virgin Islands (“USVI”) concerning disputes arising from our Economic Development Commission Certificate and related agreements, including our claims for amounts owed by the USVI. See Note 10 – Receivables. On April 30, 2025, the USVI filed an additional lawsuit in the Superior Court of the Virgin Islands against us alleging that we did not satisfy the conditions for receiving benefits under our Economic Development Commission Certificate. We removed that matter to federal court and filed a motion to dismiss, which the court granted on October 14, 2026, and dismissed the case with prejudice. We intend to vigorously pursue our rights with respect to these various matters.
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
The GSEs, HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits and engage with us on various matters. For example, we are currently engaged with several regulators related to borrower convenience fees, including those from the state of New York. In January 2025, we resolved one such matter with HUD, which required us to credit/refund consumers for convenience fees charged on FHA-insured loans since May 1, 2020. On October 20, 2026, we ﬁled a declaratory judgment action in the U.S. District Court for the Northern District of New York seeking clarity on how a New York mortgage servicing regulation applies to optional expedited payment fees. Our request relates to the proper interpretation of certain language in the regulation that is not defined and with respect to which the applicable regulators have not published interpretive guidance. We have in the past resolved, and may in the future resolve, these or other matters via consent orders, payments of monetary amounts and other agreements in order to settle issues identified in connection with examinations or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition.
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
At September 30, 2026 and September 30, 2025, we had outstanding representation and warranty repurchase demands of $24.8 million UPB (67 loans) and $35.7 million UPB (100 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Nine Months Ended September 30,
	2026	2025
Beginning balance (1)	$23.0	$27.4
Provision for (reversal of) representation and warranty obligations	2.5	(1.5)
Provision for representation and warranty obligations - New production liability	3.6	2.6
Charge-offs and other (2)	(6.7)	(5.2)
Ending balance (1)	$22.4	$23.3
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
Note 23 – Subsequent Events
Repurchase of Common Stock
During October 2026, we completed the repurchase of 73,343 shares of our common stock in the open market at prevailing market prices for a total purchase price of $2.0 million at an average price paid per share of $27.24. These shares were repurchased under the $20.0 million program authorized by Onity’s Board of Directors in June 2026, which will continue through June 2027 unless Onity amends the program or repurchases the full $20.0 million amount by an earlier date. As of October 31, 2026, $10.0 million remained authorized for repurchase under the program. See Note 14 – Stockholders’ Equity for additional information.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, including for charts, except per share amounts and unless otherwise indicated. Amounts may not add in certain tables due to rounding.)

OVERVIEW
General
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brand, Onity Mortgage Corporation (formerly PHH Mortgage Corporation). On March 23, 2026, PHH Mortgage Corporation changed its name to Onity Mortgage Corporation (OMC). Onity is one of the largest non-bank servicers in the country based on UPB, focused on delivering a variety of servicing and lending programs. Effective with the June 30, 2026 closing of the sale of a portion of our reverse MSRs to FAR, we no longer originate reverse mortgages, except for recapture activities (see “Business Strategy” above and Note 5 - Reverse Mortgages). Subsequent to closing, we no longer record any gain on the sold reverse loans and HMBS related borrowings, net, and we began recognizing subservicing fee revenue. Onity is also one of the largest correspondent lenders in the U.S. based on origination UPB. Prior to the sale to FAR, Onity Mortgage (formerly Liberty Reverse Mortgage) had been one of the nation’s largest reverse mortgage lenders based on origination and securitization UPB.
Across the forward and reverse portfolios, we serviced or subserviced 1.3 million loans with a total UPB of $343.0 billion on behalf of more than 2,500 investors and 112 subservicing clients as of September 30, 2026. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements.

Volume Overview
The table below summarizes the new volume of Originations by channel on a current and comparative basis. The volume of Originations is a key driver of the profitability of our Originations segment, along with margins, and also a key driver of the replenishment and growth of our Servicing segment. In the third quarter of 2026, we added $24.7 billion of new volume, with $15.6 billion of new Originations production, $9.0 billion of subservicing additions, and $0.1 billion bulk acquisitions, as further detailed in the below table.

$ In billions	UPB				$ Change
	Three Months Ended		Nine Months Ended		Q3 2026 vs. Q2 2026	YTD 2026 vs. YTD 2025
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2026	2025
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$0.7	$1.2	$3.1	$1.1	$(0.5)	$2.0
Correspondent MSR (1)	6.9	6.5	19.2	15.7	0.4	3.5
Flow and Agency Cash Window MSR purchases (2)	8.0	7.8	22.9	11.1	0.2	11.8
Reverse mortgage origination (3)	—	—	0.1	0.5	—	(0.4)
Total Originations production	15.6	15.5	45.3	28.3	0.1	16.9
Bulk MSR purchases (2)	0.1	3.0	8.8	6.4	(2.9)	2.4
Total servicing additions	15.7	18.5	54.1	34.8	(2.8)	19.3
Interim forward subservicing	5.2	5.7	16.0	8.3	(0.5)	7.7
Other new subservicing (4)	3.8	18.0	25.1	12.9	(14.2)	12.2
Total subservicing additions (5)	9.0	23.7	41.1	21.3	(14.7)	19.9
Total servicing and subservicing UPB additions	$24.7	$42.2	$95.2	$56.0	$(17.5)	$39.2
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
(4)Excludes $5.2 billion subservicing additions in connection with the FAR transaction. We began subservicing these loans effective with the closing of the amended sale transaction on June 30, 2026.
(5)Includes interim subservicing, including the volume of UPB associated with short-term interim subservicing for certain clients as a support to their originate-to-sell business. Excludes additions related to sales of MSRs with subservicing retained.

The following table summarizes the average volume of our Servicing segment, on a current and comparative basis. The average servicing volume is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans or servicing and subservicing also drive the amount and timing of gross revenue and expenses. Our average total servicing and subservicing UPB increased $2.5 billion or 0.7% during the third quarter of 2026 compared to the preceding quarter (3.0% annualized), net of runoff and sales. For the nine months, our average total servicing and subservicing UPB increased $31.9 billion or 10.4% as compared to the prior year period. For comparison purposes, the total estimated industry mortgage debt outstanding increased 1.5% quarter over quarter (annualized) and 2.5% year over year (source: Mortgage Bankers Association (MBA) Mortgage Finance Forecast as of October 11, 2026).

$ In billions	Average UPB				% Change
	Three Months Ended		Nine Months Ended		Q3 2026 vs. Q2 2026	YTD 2026 vs. YTD 2025
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2026	2025
Owned MSRs (1)	$176.1	$169.2	$167.7	$140.2	4.1%	19.6%
MSRs transferred to MSR capital partners (2)	25.3	35.6	32.8	39.8	(28.9)%	(17.6)%
Subservicing (including reverse subservicing)	134.4	123.5	128.4	115.0	8.8%	11.7%
Reverse mortgage loans and other (3)	8.1	13.1	10.8	12.8	(38.2)%	(15.6)%
Total servicing and subservicing UPB (average)	$343.9	$341.4	$339.7	$307.8	0.7%	10.4%
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
As of September 30, 2026 and June 30, 2026, the total servicing and subservicing UPB amounted to $343.0 billion and $341.4 billion, respectively, a net increase of $1.6 billion or 0.5% (2.0% annualized).
Market Update
A key driver of our Originations business is the overall mortgage origination market volume, that, in addition to interest rates, is sensitive to home sales and home prices and other macroeconomic conditions, such as gross domestic product and unemployment. We source a large part of our Originations volume from Correspondent lenders, and the industry volume is a relevant benchmark. The following graphs present the industry origination volumes (in $ billions, average of the MBA and Fannie Mae data) in the current and comparative periods.

Source: MBA Mortgage Finance Forecast as of October 11, 2026 and Fannie Mae Housing Forecast as of October 12, 2026. In $ billions.

The average industry volume declined 8% quarter over quarter (Q3 2026 vs. Q2 2026), led by a reduction in refinance activity. On a year-to-date basis (YTD), the average industry volume grew 16% in the nine months ended September 30, 2026 as compared to the prior year period. Comparatively, our Originations volume growth (funded volume of Correspondent and Consumer Direct) was more resilient than the industry quarter over quarter and has outpaced the industry in the prior periods presented, as summarized below:

	Q3 2026 vs.	Q3 2026 vs.	YTD 2026 vs.
	Q2 2026	Q3 2025	YTD 2025
Comparative Origination Volume Growth
Industry (see above)	(8)%	(2)%	16%
Onity	—%	9%	33%

Another important driver in our business are key market interest rates displayed in the following table. As further discussed, the 30-year fixed rate mortgage is a key driver of Originations volume and prepayments in Servicing, the 10-year Treasury rate is a key benchmark for MSR valuation and hedging activities, and the 1-month SOFR is a key benchmark for the profitability of our Servicing segment (including float earnings and asset-backed financing cost) and our Originations segment (mortgage loan financing cost).

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2026	2025
30-year fixed rate mortgage (FRM) (1)
Average	6.67%	6.41%	6.40%	6.73%
End of period	7.03%	6.49%	7.03%	6.30%

10-year Treasury rate (end of period)	5.29%	4.44%	5.29%	4.16%

1-month Term SOFR (average)	3.73%	3.64%	3.68%	4.31%
(1)Source: Freddie Mac PMMS - Primary Mortgage Market Survey
The average 30-year fixed rate mortgage rate increased 26 basis points quarter over quarter and declined 33 basis points during the nine months ended September 30, 2026 compared to the prior year period. Industry home refinance activity declined 24% quarter over quarter driven by the increase in the 30 year fixed rate mortgage. Industry home purchase activity remained consistent quarter over quarter reflecting seasonally higher home purchase activity in the spring and summer, partially offset by the impact of rising interest rates. On a year-to-date basis (YTD), industry home purchase and refinance activity increased during the nine months ended September 30, 2026 compared to the prior year period as homebuyers took advantage of lower rates compared to the prior year (see market interest rates graph below).
Our three benchmark rates above followed the decline in the federal funds rate in 2025. The 1-month SOFR largely followed the federal funds rate and therefore we use the 1-month SOFR rate as a proxy. The Federal Reserve reduced its federal funds target rate a total of 50 basis points in the latter part of 2025 (25 basis points in September and 25 basis points in December) resulting in increased activity in the origination market. In the third quarter of 2026, the Federal Reserve increased the federal funds rate by 25 basis points. The 1-month SOFR largely followed the federal funds rate, resulting in a 26 basis point increase (end of period) during the three months ended September 30, 2026 as compared to a 1 basis point decline during the three months ended June 30, 2026, as illustrated in the graph below. The average 1-month SOFR increased 9 basis points quarter over quarter and declined 63 basis points during the nine months ended September 30, 2026 compared to the prior year period.
As further illustrated in the below graph, the 10-year Treasury rate increased 85 basis points during the three months ended September 30, 2026 compared to an increase of 14 basis points during the three months ended June 30, 2026, and increased 111 basis points for the nine months ended September 30, 2026 compared to a decrease of 42 basis points during the prior year period.

The following graph compares market interest rates over the current and comparative periods:
Generally, a rising interest rate environment will negatively impact our Originations business as we expect a reduction in volumes and an increase in short-term mortgage loan financing costs, while our Servicing segment is positively impacted through lower expected prepayment speed, lower refinance activity, longer term realization of MSR cash flows and higher float earnings, partially offset by higher servicing-related financing costs and the impact of MSR hedging activities.
Financial Highlights
Results of operations for the third quarter of 2026
•Net income attributable to common stockholders of $3.5 million, or $0.42 per share basic and $0.41 diluted
•Servicing and subservicing fee revenue of $224.7 million, with $343.0 billion total servicing and subservicing UPB
•Originations gain on sale of $24.5 million
•$2.7 million MSR valuation loss attributable to input and assumption changes, net of hedging
Financial condition at September 30, 2026
•Stockholders’ equity of $608.6 million, or $73.82 book value per common share
•MSR investment of $3.4 billion
•Total liquidity of $283.9 million, with a cash position of $176.0 million
•Total assets of $11.3 billion
Business Strategy
We established the following strategy to deliver sustainable profitability and create long-term value for all stakeholders:
•Balance and diversification: Maintain a scale position in servicing and origination to address market-cycle opportunities;
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

In November 2025, OMC agreed to sell its entire HECM loan portfolio and associated HMBS-related borrowings to FAR at book value. On April 30, 2026, OMC and FAR amended the November 2025 sale agreements whereby OMC agreed to sell a portion of its reverse MSRs, comprised of approximately 20,000 HECM loans, and the associated HMBS-related borrowings, and FAR agreed to acquire OMC’s reverse mortgage originations pipeline as of the closing date. OMC subservices the sold portfolio and additional loans from FAR for an initial three-year term effective on the closing date, subject to an automatic one-year renewal unless FAR provides notice of non-renewal 180 days prior to the expiration of the initial term, and thereafter to renewal upon mutual agreement of the parties. For a period of five years following the closing date, OMC no longer originates reverse mortgages, except for activities relating to the recapture of existing HECM borrowers for HECM MSRs not sold to FAR. The amended transaction was approved by Ginnie Mae on May 28, 2026 and closed on June 30, 2026. As of September 30, 2026, including post-closing adjustments, the sold balances included $5.6 billion securitized assets ($5.2 billion UPB), the associated $5.5 billion HMBS-related borrowings (or net $70 million reverse MSR), and approximately $57 million newly originated reverse loans and tails pending securitization.
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

Condensed Statements of Operations	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2026	2026		2026	2025

Revenue	$278.1	$282.9	(2)%	$855.4	$776.7	10%
MSR valuation adjustments, net	(67.3)	(70.5)	(5)	(206.8)	(111.1)	86
Operating expenses	117.9	139.0	(15)	389.1	355.2	10
Other income (expense), net	(83.6)	(88.5)	(6)	(257.2)	(255.3)	1
Income (loss) before income taxes	9.3	(15.1)	(162)	2.3	55.0	(96)
Income tax expense (benefit)	4.8	(3.2)	(250)	2.0	(7.3)	(127)
Net income (loss) (1)	$4.5	$(11.9)	(138)%	$0.3	$62.3	(100)%
(1)Before preferred stock dividend
The following chart displays income (loss) before income taxes by segment for the periods presented (also refer to the respective segment discussions):
Onity reported a $4.5 million net income during the three months ended September 30, 2026, compared to net loss of $11.9 million during the three months ended June 30, 2026, reflecting a $24.4 million increase in income before income taxes and an $8.0 million increase in income tax expense quarter over quarter. The improvement was driven primarily by Servicing, where a higher rate environment reduced runoff and pre-tax income improved $20.0 million quarter over quarter, and by continued actions to adapt our cost structure to the current environment, including lower staffing and increased automation. The following discusses certain notable changes:

•$4.8 million decrease in revenue with an $8.9 million, or 18%, decrease in Originations revenue partially offset by a $4.1 million, or 2%, increase in Servicing revenue. Originations revenue declined primarily due to higher rates which drove lower lock volume, as well as margin compression as market volatility decreased pipeline hedge effectiveness and adversely impacted loan sales execution. Servicing revenue increased due to higher gains on reverse buyout loans largely driven by more favorable valuation assumption updates partially offset by lower servicing and subservicing fees due to the Rithm portfolio deboarding and reduced float earnings.
•$21.1 million decrease in operating expenses driven by a $14.3 million decrease in Compensation and benefits, primarily attributed to lower incentive compensation and lower commissions due to lower origination volume in our Consumer Direct channel. In addition, Servicing and origination expense declined $7.2 million primarily in our Servicing segment attributable to non-recurring indemnification provision expense related to the FAR transaction during the three months ended June 30, 2026, and a decrease in satisfaction and interest on payoff expense due to lower payoff volume.
•$8.0 million increase in income tax expense due to a return to profitability during the three months ended September 30, 2026 and the discrete tax impact of certain current year MSR fair value changes and hedging gains and losses.
Total Revenue
The below table presents revenue by type for the periods presented:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2026	2026		2026	2025
Servicing and subservicing fees	$224.7	$229.3	(2)%	$676.4	$632.1	7%
Gain on reverse loans and HMBS-related borrowings, net	6.9	3.8	82%	29.4	48.7	(40)%
Gain on loans held for sale, net	26.6	29.4	(10)%	90.2	56.3	60%
Other revenue, net	19.9	20.4	(2)%	59.4	39.6	50%
Total revenue	$278.1	$282.9	(2)%	$855.4	$776.7	10%
The following chart displays total revenue by segment for the periods presented (also refer to the respective segment discussions):
Total revenue decreased $4.8 million, or 2%, for the three months ended September 30, 2026 compared to the three months ended June 30, 2026 due to a $8.9 million, or 18%, decrease in Originations revenue partially offset by a $4.1 million, or 2%, increase in Servicing revenue.
•Originations revenue decreased $8.9 million, primarily due to an $8.5 million decrease in Gain on loans held for sale, net and a $1.6 million decrease in Gain on reverse loans and HMBS-related borrowings, net. The decrease in Gain on loans held for sale, net reflected a $5.5 million decline in our Correspondent channel, driven by margin compression as market volatility decreased pipeline hedge effectiveness and lower lock volume, partially offset by higher funded volume. It also reflected a $3.0 million decline in our Consumer Direct channel, driven by lower lock volume as higher interest rates reduced borrower demand, partially offset by higher margins. The decrease in Gain on reverse loans and HMBS-related borrowings, net was due to our agreement with FAR to no longer originate reverse mortgages for five years, effective with the June 30, 2026 closing.
•Servicing revenue increased $4.1 million, primarily due to increases in Gain (loss) on loans held for sale, net and Gain on reverse loans and HMBS-related borrowings, net, driven by favorable input and assumption changes including the non-recurrence of unfavorable input and assumption updates during the three months ended June 30, 2026. These increases were partially offset by lower Servicing and subservicing fees and lower float earnings. The decline in Servicing and subservicing fees reflects the deboarding of Rithm loans ($4.0 billion total UPB during the three months ended September 30, 2026 and $21.2 billion subservicing UPB during the three months ended June 30, 2026), partially offset by higher servicing volume .

Total revenue increased $78.7 million, or 10%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to a $40.4 million, or 6% increase in Servicing revenue and a $38.3 million, or 37% increase in Originations revenue.
•Servicing revenue increased $40.4 million primarily due to an increase in servicing fees driven by MSR growth (12% increase in average servicing UPB) partially offset by the deboarding of Rithm loans during the nine months ended September 30, 2026 ($27.0 billion total UPB).
•Originations revenue increased $38.3 million primarily due to an increase in Gain on loans held for sale, net with an increase in both our Consumer Direct and Correspondent channels due to higher loan volume in both channels (33% increase in total funded loan production volume) and an increase in margins in our Correspondent channel primarily due to improved execution, partially offset by lower margins in our Consumer Direct channel due to a competitive pricing environment. The increases in loan volumes also drove an increase in Other revenue, net which was partially offset by decreased Gain on reverse loans and HMBS-related borrowings, net due to lower origination volume largely due to the FAR transaction.
MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net which include MSRs, MSR pledged liabilities and ESS financing liabilities at fair value, together with MSR hedging derivatives:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2026	2025
Realization of cash flows (runoff)	$(64.6)	$(53.7)	$(171.6)	$(133.3)
Fair value gains (losses) due to input and assumption changes	178.1	17.2	207.7	(3.7)
MSR hedging derivative fair value gain (loss)	(180.8)	(34.0)	(242.9)	25.9
Sub-total fair value gains (losses) due to rates and assumptions, net of hedging (1)	(2.7)	(16.8)	(35.2)	22.2
MSR valuation adjustments, net (1)	$(67.3)	$(70.5)	$(206.8)	$(111.1)
(1)Excludes fair value changes of reverse mortgage loans and HMBS related borrowing due to rates and assumptions that are part of the MSR hedging strategy through September 2025. Refer to the MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures About Market Risk for further detail and the discussion below within Servicing.
MSR valuation adjustments, net loss decreased $3.2 million for the three months ended September 30, 2026 compared to the three months ended June 30, 2026 due to $9.1 million attributed to favorable valuation input and assumption updates and $5.0 million attributed to the favorable impact of interest rate changes, net of hedge activity, significantly offset by $10.9 million higher runoff.
•MSRs are subject to runoff, a fair value decline due to the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary and involuntary prepayments. The change in MSR fair value due to realization of cash flows reflects modeled fair value amortization for the periods presented. The difference between actual runoff and modeled runoff is included in changes due to inputs and assumptions. While actual portfolio UPB runoff decreased in the third quarter versus the second quarter, the increase of $10.9 million in realization of cash flows versus the second quarter is due to an increase in model projected runoff resulting from the recalibration of our prepayment model to incorporate actual prepayment experience in the first half of 2026.
•The $160.9 million increase in fair value gains due to input and assumption changes during the three months ended September 30, 2026 as compared to the second quarter of 2026 is driven by the $151.8 million favorable effect of an increase in market rates as the 10-year Treasury rate increased 85 basis points in the third quarter of 2026 compared to an increase of 14 basis points during the second quarter of 2026, and the $9.1 million impact from favorable input and assumption updates, including to reflect slower prepayment speeds in the current quarter.
•MSR hedging derivative fair value gains or losses are designed to partially offset the expected fair value changes of the net MSR, MSR pledged liabilities and ESS exposure, commensurate with our target hedge coverage ratio. The $180.8 million derivative loss recognized in the three months ended September 30, 2026 and the variance from the prior quarter are driven by interest rate changes as we maintained a high hedge coverage ratio in both quarters. Also refer to

Item 3. Quantitative and Qualitative Disclosures About Market Risk for further detail on our hedging strategy and its effectiveness.
MSR valuation adjustments, net loss increased $95.7 million for the nine months ended September 30, 2026 compared to the prior year period primarily driven by an $87.8 million impact attributed to unfavorable assumption updates recognized in the nine months ended September 30, 2026 vs. favorable updates in the same period of 2025 and $38.3 million higher runoff, partially offset by a $30.5 million favorable impact of interest rate changes, net of hedge activity.
•The unfavorable $38.3 million higher runoff expense is mostly due to owned MSR portfolio growth.
•The $211.4 million increase in the gain due to input and assumption changes during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily driven by the $299.3 million effect of a favorable change in market interest rates as the 10-year Treasury rate increased 111 basis points during the nine months ended September 30, 2026 compared to a decrease of 42 basis points during the same period of 2025, partially offset by the $87.8 million impact due to unfavorable assumption updates in the nine months ended September 30, 2026 vs. favorable assumption updates in the same period of 2025 primarily due to increased prepayment speeds, increased FHA delinquency due to changes in HUD modification guidelines, and certain other assumption updates in the nine months ended September 30, 2026 as compared to the same period of the prior year.
•The change from a $25.9 million gain from derivatives in the nine months ended September 30, 2025 to a $242.9 million loss in the nine months ended September 30, 2026 is mainly due to the market interest rate changes noted above. During the nine months ended September 30, 2025, our HECM MSR was part of the overall interest-rate sensitive MSR portfolio. Effective in the fourth quarter of 2025, our HECM MSR is hedged with dedicated third-party derivative instruments, and the related gain/loss is reported in Gain on reverse loans and HMBS-related borrowings, net.
Operating Expenses
The table below presents the key components of operating expenses:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2026	2026		2026	2025
Compensation and benefits	$55.5	$69.8	(20)%	$194.9	$181.7	7%
Servicing and origination	15.9	23.1	(31)	57.5	41.6	38
Technology and communications	18.5	17.9	3	53.9	46.4	16
Professional services	16.4	16.7	(2)	47.8	49.3	(3)
Occupancy, equipment and mailing	8.2	8.2	—	24.9	25.4	(2)
Other expenses	3.4	3.3	3	10.1	10.8	(6)
Total operating expenses	$117.9	$139.0	(15)%	$389.1	$355.2	10%

Average headcount	3,917	4,067	(4)%	4,063	4,263	(5)%
The following chart displays operating expenses by segment for the periods presented (also refer to the respective segment discussions):
Compensation and benefits expense decreased $14.3 million, or 20% for the three months ended September 30, 2026 compared to the three months ended June 30, 2026, primarily due to a $9.5 million decrease in incentive compensation expense, driven by a decrease in the fair value of cash-settled share-based awards impacted by our stock price (29% decrease in our stock price during the three months ended September 30, 2026 vs. a 1% increase in the comparative period) as well as a decrease in equity-settled awards expense. In addition, commissions declined $2.7 million primarily due to lower Consumer Direct volume (loan count) in our Originations segment.
Compensation and benefits expense increased $13.2 million, or 7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a $9.2 million increase in commissions due to higher Originations production volume in both channels, and a $7.2 million increase in salaries and benefits with an increase in headcount in the Originations and Corporate segments to support and accelerate business growth, partially offset by a decrease in the Servicing segment attributable to a headcount reduction driven by the Rithm subservicing agreements termination, runoff of our reverse subservicing portfolio, lower delinquencies, and further efficiency gains within forward servicing. In addition, severance expense increased $3.8 million, related to the expected downsizing of certain aspects of our servicing business associated with the termination of our subservicing agreements with Rithm. These increases were partially offset by a $6.9 million decrease in incentive compensation expense, primarily due to a decrease in fair value of cash-settled share-based awards mostly driven by our stock price (38% decrease in our stock price vs. a 30% increase in the comparative period), and lower estimated annual incentive awards.
Servicing and origination expense decreased $7.2 million, or 31%, for the three months ended September 30, 2026 compared to the three months ended June 30, 2026, primarily in our Servicing segment due to a $2.7 million lower indemnification provision expense primarily driven by the recognition of non-recurring loan put-back and related contingencies related to the FAR transaction in the three months ended June 30, 2026, and a $2.7 million decrease in satisfaction and interest on payoff expense due to lower payoff volume.
Servicing and origination expense increased $15.9 million or 38%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to a $9.6 million increase in Servicing expense and $6.3 million higher Originations expense. The increase in Servicing expense is primarily driven by a $7.8 million increase in satisfaction and interest on payoff expense due to higher payoff volume, and increased indemnification provision expense. The increase in Originations expense is primarily due to higher production volume and lower favorable demand and resolution activities compared to nine months ended September 30, 2025.
Technology and communication expenses increased $7.5 million or 16%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by higher Servicing and Originations volume and our technology initiatives (including robotic process automation, digitization and machine learning / artificial intelligence).
Professional services expense decreased $1.5 million, or 3%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a $6.1 million decline in legal expenses (legal fees and settlements) partially offset by a $4.6 million increase in other professional services. The decline in legal expenses is primarily attributed to our accrual for probable losses in connection with the settlement of a legacy litigation matter in the first quarter of 2025 and the increase in other professional services is primarily driven by an increase in call center expenses in connection with the Rithm servicing transfer.
Other Income (Expense)

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2026	2026		2026	2025
Interest income	$63.3	$55.5	14%	$159.8	$96.0	66%
Interest expense	(115.5)	(103.1)	12	(301.2)	(225.6)	34
Net interest expense	$(52.2)	$(47.6)	10%	$(141.4)	$(129.6)	9%

Pledged MSR liability expense	(29.9)	(38.2)	(22)	(110.7)	(126.6)	(13)
Other, net	(1.5)	(2.7)	(44)	(5.1)	0.9	(667)
Other income (expense), net	$(83.6)	$(88.5)	(6)%	$(257.2)	$(255.3)	1%
Refer to the segments for discussion and analysis of Interest income and Interest expense and the Servicing segment for discussion and analysis of Pledged MSR liability expense.

Income Tax Expense (Benefit)

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2026	2025
Income tax expense (benefit)	$4.8	$(3.2)	$2.0	$(7.3)
Income (loss) before income taxes	$9.3	$(15.1)	$2.3	$55.0
Effective tax rate	51.6%	20.9%	87.0%	(13.3)%
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we give more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. As of September 30, 2026, we believe that the weight of the positive evidence outweighs the negative evidence regarding the realization of our U.S. federal and certain state deferred tax assets. The release of a significant portion of the valuation allowance against our U.S. jurisdiction deferred tax assets at December 31, 2025 resulted in a $120.1 million income tax benefit in the fourth quarter of 2025. As of September 30, 2026, for certain U.S. state net operating losses and interest expense disallowance carryforwards, we believe the weight of the negative evidence continues to outweigh the positive evidence regarding the realization of these state deferred tax assets and as a result are not considered to be more likely than not realizable; therefore, we have maintained a valuation allowance against these assets.
Our income tax provision or benefit for the interim period is determined based on an estimated annual effective tax rate, adjusted for discrete items. Our income tax expense for the nine months ended September 30, 2026 is primarily driven by the jurisdictional mix of our earnings and includes income tax expense attributed to the U.S. jurisdiction whereas in the nine months ended September 30, 2025 no such U.S. jurisdiction income tax expense was recognized due to a full valuation allowance against U.S. federal and state deferred tax assets. The increase in the effective tax rate for the nine months ended September 30, 2026 compared to the same period of 2025 is primarily due to the accrual of taxes in 2026 in the U.S. jurisdiction due to the removal of a significant portion of our U.S. valuation allowance at December 31, 2025 as well as the $13.3 million of income tax benefit recognized during the nine months ended September 30, 2025 from the favorable resolution of an uncertain tax position during the first quarter of 2025.

Balance Sheet and Cash Flow Overview

Financial Condition Summary	September 30, 2026	December 31, 2025	$ Change	% Change
Cash and cash equivalents	$176.0	$180.5	$(4.5)	(2)%
Restricted cash	99.9	84.1	15.8	19
MSRs, at fair value	3,360.6	2,825.3	535.3	19
Advances, net	375.1	483.4	(108.3)	(22)
Loans held for sale, at fair value	2,747.3	1,891.7	855.6	45
Reverse loans held for sale pooled into HMBS, at fair value	—	9,807.5	(9,807.5)	(100)
Reverse loans held for investment pooled into HMBS, at fair value	3,362.6	—	3,362.6	n/m
Receivables, net	270.0	189.8	80.2	42
Premises and equipment, net	10.0	10.8	(0.8)	(7)
Other assets	399.6	273.9	125.7	46
Contingent loan repurchase asset	519.8	423.6	96.2	23
Total assets	$11,320.9	$16,170.6	$(4,849.7)	(30)%

Total Assets by Segment
Servicing	$9,578.0	$14,683.5	$(5,105.5)	(35)%
Originations	1,410.8	1,252.3	158.5	13
Corporate	332.1	234.8	97.3	41
	$11,320.9	$16,170.6	$(4,849.7)	(30)%

HMBS-related borrowings, at fair value	$3,335.1	$9,611.7	$(6,276.6)	(65)%
MSR related financing liabilities, at fair value	613.1	842.0	(228.9)	(27)
MSR financing facilities, net	1,699.9	1,285.2	414.7	32
Advance match funded liabilities	259.4	341.9	(82.5)	(24)
Mortgage warehouse facilities	1,430.1	1,224.6	205.5	17
Reverse mortgage securitization notes, net	1,699.4	899.3	800.1	89
Senior notes, net	693.6	489.6	204.0	42
Other liabilities	412.0	374.9	37.1	10
Contingent loan repurchase liability	519.8	423.6	96.2	23
Total liabilities	10,662.4	15,492.8	(4,830.4)	(31)%

Mezzanine equity	49.9	49.9	—	—

Total stockholders’ equity	608.6	627.9	(19.3)	(3)

Total liabilities and equity	$11,320.9	$16,170.6	$(4,849.7)	(30)%

Total Liabilities by Segment
Servicing	$8,954.9	$14,041.3	$(5,086.4)	(36)%
Originations	1,397.3	1,172.6	224.7	19
Corporate	310.2	278.8	31.4	11
	$10,662.4	$15,492.8	$(4,830.4)	(31)%

Book value per share	$73.82	$73.69	$0.13	—%
Total assets decreased $4,849.7 million, or 30%, between December 31, 2025 and September 30, 2026 primarily due to the decline in Reverse loans held for sale and held for investment, pooled into HMBS, at fair value and Advances, net, partly offset by the growth in Loans held for sale, at fair value and MSRs, at fair value. Total Reverse loans held for sale and held for investment, pooled into HMBS, at fair value declined $6,444.9 million primarily in connection with the sale of reverse MSRs comprised of approximately 20,000 Ginnie Mae HECM loans and the HMBS related borrowings to FAR which closed on June 30, 2026. The sold loans, which had a carrying value of $5,629.8 million were classified as Reverse loans held for sale, pooled into HMBS, at fair value. The reverse loans not sold in the amended FAR transaction were reclassified as Reverse loans held for investment, pooled into HMBS, at fair value. In addition to the sale, reverse loans declined due to the runoff of the portfolio exceeding fair value gains and originations since the acquisition of the $2.9 billion portfolio of reverse mortgage loans from Waterfall in November 2024 that is relatively more aged (faster runoff). In addition, servicing advances declined $108.3 million largely driven by seasonal reduction of taxes and insurance (T&I) balances and lower delinquencies. Our portfolio of Loans held for sale, at fair value increased $855.6 million mostly driven by the acquisition of reverse mortgage buyouts and the growth of our Originations pipeline. Our MSRs, at fair value increased $535.3 million primarily due to $898.6 million MSR additions and a $266.7 million favorable change in valuation inputs or assumptions, partially offset by $222.9 million runoff, the derecognition of $249.9 million of MSRs and the related Pledged MSR liability associated with Rithm and other MSR capital partners as MSR sale accounting criteria were met, and $157.2 million in sales and transfers. Contingent loan repurchase asset increased $96.2 million due to the increase in our Ginnie Mae servicing portfolio, partly offset by lower Ginnie Mae delinquencies. Other assets increased $125.7 million primarily driven by an increase in REO in connection with reverse mortgage buyouts, and Receivables, net increased $80.2 million mostly due to a temporary increase in reverse government-insured loan claims in connection with reverse mortgage buyouts.
Total liabilities decreased by $4,830.4 million compared to December 31, 2025, largely due to the factors described above. HMBS-related borrowings, at fair value decreased by $6,276.6 million primarily due to the sale of reverse MSRs, as well as repayments exceeding fair value losses and new securitizations after the $2.9 billion acquisition of reverse mortgage assets and assumption of HMBS-related borrowings in November 2024. MSR related financing liabilities, at fair value declined $228.9 million mostly due to the MSR derecognition transactions described above, and Advance match funded liabilities decreased $82.5 million consistent with the decline in servicing advances, as discussed above. Reverse mortgage securitization notes, net increased $800.1 million due to the issuance of additional OLIT Notes in 2026 to finance the acquisition of reverse mortgage loan buyouts. MSR financing facilities increased $414.7 million with the increase in our MSR portfolio, and Mortgage warehouse facilities increased $205.5 million due to the higher Originations pipeline loans held for sale balance at September 30, 2026. Senior notes, net increased $204.0 million due to our issuance of an additional $200.0 million aggregate principal amount of 9.875% Senior Notes due 2029 at 103.25% on January 30, 2026. Contingent loan repurchase liability increased $96.2 million as discussed above.
Total stockholders’ equity decreased $19.3 million during the nine months ended September 30, 2026 primarily due to $18.0 million repurchases of our common stock, and $3.1 million dividends on preferred stock.
Cash Flows
Our cash flows are summarized as follows:

$ in millions	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(1,528.4)	$(517.4)
Net cash provided by investing activities	1,161.4	1,327.8
Net cash provided by (used in) financing activities	378.3	(804.7)
Net increase in cash, cash equivalents and restricted cash	$11.3	$5.7
Cash, cash equivalents and restricted cash at end of period	$275.9	$271.3
Our operating cash flows may be summarized as follows:

	Nine Months Ended September 30,
	2026	2025
Origination/acquisition and sale of loans held for sale, net (1)	$(1,703.9)	$(806.4)
Decrease in advances, net	123.6	121.3
Interest paid	(234.6)	(187.6)
Income tax paid	(2.2)	(1.9)
Other net operating cash inflows	288.7	357.1
Net cash used in operating activities	$(1,528.4)	$(517.4)
(1)     Loan acquisitions are generally servicing released, meaning cash outflows include the servicing rights component of the acquired loans. Most of our loan sales, however, are servicing retained, meaning the cash proceeds we receive exclude the value of the servicing rights we retain. As a result, originated MSRs (OMSRs) generated operating cash outflows of $433 million and $259 million in the nine months ended September 30, 2026 and 2025, respectively. We generally finance these new OMSRs along with purchased MSRs (those reflected as investing cashflows) with MSR financing facilities at advance rates up to 70%.
Cash flows for the nine months ended September 30, 2026
Our operating activities used $1,528.4 million of cash during the period, with $1,703.9 million net cash paid on loans held for sale and $234.6 million interest paid, partly offset by $123.6 million net collections of servicing advances and $288.7 million other net operating cash inflows. The $1,703.9 million net cash paid on loans held for sale is attributed to the acquisition of $838.6 million reverse buyouts (securitized with our OLIT program), $432.8 million originated MSRs, $277.5 million net HECM reverse mortgages originations during the nine months ended September 30, 2026 (previously reported within investing activities), and the growth of the pipeline with loan production volume exceeding sales and collections. The period over period increase of $897.5 million in net cash paid on loans held for sale is mostly driven by higher acquisition of reverse buyouts during the nine months ended September 30, 2026, net HECM reverse mortgages originations (previously reported within investing activities), and higher originated MSRs, partially offset by lower cash outflow during the nine months ended September 30, 2026 related to loan production volume, net of sales and collections. The $123.6 million net collections of servicing advances were mostly driven by seasonality and lower delinquencies.
Interest paid ($234.6 million, excluding interest collections) increased $47.0 million period over period, primarily due to higher interest on our reverse mortgage securitization notes, mortgage warehouse facilities, and MSR financing facilities in 2026 due to volume growth, and interest on additional senior notes issued in January 2026, offset in part by lower average short-term market interest rates.
Our other net operating activities provided $288.7 million of cash flows, that included collections of servicing fees, ancillary income and other revenue, payment of employees and vendors, and other cash receipts and disbursements. The $288.7 million of positive other net operating cash flows, compared to $357.1 million during the nine months ended September 30, 2025 is primarily driven by higher cash outflows related to derivatives mostly due to market rate changes, servicing related obligations, and amounts due to Rithm upon deboarding of the servicing portfolio, and other cash receipts and disbursements, partially offset by higher net collection on government-insured loan claims due to higher volume, and higher interest collections due to higher average pipeline loans and reverse mortgage buyout balances.
Our investing activities provided $1,161.4 million of cash during the period. Net cash inflows primarily include $1,388.8 million net cash received in connection with our HECM reverse mortgages, $98.2 million proceeds from sales of REO, and $97.3 million proceeds from the sale of reverse MSRs to FAR ($117.5 million total gross proceeds, $20.2 million reported within operating activities, included within proceeds from sale of HECM loans and change in other liabilities in the consolidated statement of cash flows). Refer to the Liquidity and Capital Resources - Overview section for additional information. The HECM reverse mortgage collections are mostly attributed to the runoff of the reverse portfolio. $277.5 million of net HECM reverse mortgage originations are reported within operating activities (see discussion above). Loans are repurchased from HMBS pools once they reach 98% of maximum claim amount and collections are generally received from assignment to HUD or liquidation. Our investing activities also reflect a $320.1 million net cash outflow related to MSR investments, through bulk acquisitions or purchases in Co-issue and Agency programs, net of sales. Our net MSR investments during the nine months ended September 30, 2026 increased $85.5 million when compared with the nine months ended September 30, 2025 due to our growth strategy. As discussed above, these MSR investments should be combined with the $432.8 million MSR originations presented within operating cash flows (vs. $258.9 million during the nine months ended September 30, 2025) when assessing financing needs discussed below. Investing cash outflows also included $96.4 million for the purchase of REO.
Our financing activities provided $378.3 million of cash during the period. Net cash inflows primarily include $776.4 million net from the issuance of OLIT securitization for reverse mortgage buyouts, $416.9 million net proceeds from our MSR financing facilities, $205.5 million net from borrowings under our mortgage warehouse facilities to finance our Originations pipeline (net of $33.3 million repayments of borrowings as a result of the sale of newly originated reverse loans and tails pending securitization in the FAR transaction), and $206.5 million from issuance of 9.875% Senior Notes due 2029 in January 2026, reflecting the growth of our different portfolios. Offsetting cash outflows primarily included $1,067.1 million net cash repaid in connection with our reverse HMBS related borrowings, with $1,424.2 million of repayments of HMBS-related borrowings partly offset by $357.1 million securitization of new reverse loan originations and tail advancing. The net financing cash outflow indicates a runoff of the HECM reverse mortgages portfolio that largely exceeded originations in the nine months ended September 30, 2026, attributed to a reduction in originations activity with the closing of the amended sale agreement with FAR and the runoff of the relatively aged portfolio acquired from Waterfall in November 2024. Other cash outflows include $82.5 million of net repayments on advance match funded liabilities due to the decline in servicing advances, $72.0 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff and sale of certain owned MSRs, and $18.0 million repurchases of our common stock.

Cash flows for the nine months ended September 30, 2025
Our operating activities used $517.4 million of cash during the period, with $806.4 million net cash paid on loans held for sale, partly offset by $121.3 million net collections of servicing advances and $357.1 million other net operating cash flows. The $806.4 million net cash paid on loans held for sale is attributed to the growth of the pipeline with loan production volume exceeding sales, $258.9 million originated MSRs and the acquisition of $78.8 million reverse buyouts (securitized with our OLIT program). The $121.3 million net collections of servicing advances was mostly driven by seasonality, lower delinquencies and loan resolutions in our non-Agency MSR portfolio.
We generated $357.1 million of other net operating cash flows, that include collections of servicing fees, ancillary income, and other revenue, payment of employees and vendors, and other cash receipts and disbursements. The $357.1 million net cash inflow generated by our business, mostly the servicing business, was primarily redeployed to invest in MSRs along with other sources of cash, after payment of interest.
Our investing activities provided $1,327.8 million of cash. Cash inflows primarily include $1,546.9 million net cash received in connection with our HECM reverse mortgages, with increased collections driven by runoff of the portfolio acquired from Waterfall, and $36 million proceeds from sales of real estate. Offsetting cash outflows include $239.4 million to invest in MSRs as part of our growth strategy.
Our financing activities used $804.7 million of cash. Cash outflows primarily include $1,467.8 million net cash repaid in connection with our reverse HMBS related borrowings, with $2,314.8 million of repayments of borrowings (see above discussion of collection drivers), partly offset by $847.0 million received in connection with our reverse mortgage securitizations of our new production, and which are accounted for as secured financings. Other cash outflows include $96.5 million of net repayments on advance match funded liabilities due to the decline in servicing advances, and $52.8 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. Offsetting financing cash inflows are primarily comprised of $266.6 million net drawdown on MSR financing facilities due to the increase in the MSR portfolio, $402.0 million net from borrowings under our mortgage warehouse facilities due to the increase in loans held for sale, and $117.6 million net from the issuance of reverse mortgage securitization notes due to higher reverse buyouts.
Key Trends and Outlook
Historical trends
The following table displays historical trends of our financial performance by quarter. Past performance is not necessarily indicative of future results.

	Q1’25	Q2’25	Q3’25	Q4’25	Q1’26	Q2’26	Q3’26

Servicing and subservicing fees	$203.3	$211.3	$217.5	$225.1	$222.4	$229.3	$224.7

Gain on reverse loans and HMBS-related borrowings, net (1)	23.8	11.9	13.0	10.0	18.7	3.8	6.9

Gain on loans HFS, net - Originations	15.6	15.4	30.7	35.5	36.9	33.0	24.5
Gain (loss) on loans HFS, net - Servicing	(3.8)	(5.0)	3.4	1.2	(2.7)	(3.6)	2.1
Gain on loans held for sale (HFS), net	11.8	10.4	34.1	36.7	34.1	29.4	26.6

Other revenue, net	10.9	13.0	15.7	18.2	19.1	20.4	19.9

Total revenue - Originations	28.6	29.5	47.1	51.9	53.9	49.3	40.4
Total revenue - Servicing	221.2	217.1	233.2	238.2	240.3	233.6	237.7
Total revenue	249.8	246.6	280.3	290.0	294.3	282.9	278.1

MSR realization of cash flows	(41.1)	(43.4)	(48.8)	(49.9)	(53.4)	(53.7)	(64.6)
MSR other fair value changes net of hedging (1)	2.2	16.2	3.8	(8.8)	(15.6)	(16.8)	(2.7)
MSR valuation adjustments, net	(38.9)	(27.3)	(45.0)	(58.7)	(69.0)	(70.5)	(67.3)

Operating expenses	119.9	109.5	125.8	136.5	132.2	139.0	117.9

Net interest expense	(40.8)	(43.5)	(45.3)	(43.5)	(41.7)	(47.6)	(52.2)
Pledged MSR liability expense (2)	(41.9)	(43.0)	(41.7)	(42.9)	(42.6)	(38.2)	(29.9)
Other	0.9	(0.4)	0.5	(0.7)	(0.9)	(2.7)	(1.5)
Other income (expense)	(81.9)	(87.0)	(86.5)	(87.1)	(85.2)	(88.5)	(83.6)

Income (loss) before income taxes	$9.1	$22.8	$23.1	$7.7	$7.9	$(15.1)	$9.3

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
(2)Servicing fee collection associated with MSR failed sales (transactions that do not meet sale accounting criteria) are presented gross, within Servicing fees and the associated remittance is presented within Pledged MSR liability expense (net of contractual subservicing fee retained).
Total revenue shows a generally upward trend from the first quarter of 2025 to a peak in the first quarter of 2026, reflected in the trend table above, driven largely by growth in both the Servicing and Originations segments during this period. A generally higher interest rate environment in 2026 negatively impacted Originations Gain on loans held for sale as volume headwinds drove lower lock volumes and lower margins. The volatility in Gain on reverse loans is primarily due to fluctuations in interest rates and assumption updates, and is partially offset by our MSR hedging program and additionally, beginning in the second quarter of 2026, the effects of the FAR transaction as we no longer originated reverse mortgages. The volatility in Servicing Gain on loans held for sale is mainly due to reverse mortgage buyouts.
MSR valuation adjustments, net, reflect the increasing MSR portfolio runoff expense, consistent with the portfolio growth, with fair value volatility due to interest rate, input and assumption changes, largely mitigated by an effective interest rate hedging program.
Operating expenses have generally trended upward, following the growth of our operations. Quarterly fluctuations of operating expenses are largely driven by legal expenses, compensation related expenditures and servicing and originations expenses.
Net interest expense fluctuates as we utilize larger debt balances to finance the growth of our businesses, through acquisition of servicing assets or by funding newly originated loan pipeline. Pledged MSR liability expense (effectively the servicing fee remittances of MSRs) has started to decline from the second quarter of 2026 consistent with lower volume serviced, including Rithm.
Income before income taxes shows Onity’s net profitability in all quarters except in the second quarter of 2026. See Results of Operations and Financial Condition above for additional information. Net profitability overall was driven by revenue growth, cost management and effective MSR hedging.
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

Revenue	Statement of Operations		Average fee/margin/rate (1)		Volume Drivers
	Q3’26	Q2’26	Q3’26	Q2’26	Q3’26	Q2’26	Ref.

Servicing fee on Owned MSR (incl. ESS)	$131.4	$123.4	0.30%	0.29%	$178.0	$171.0	(2)
Servicing fee on transferred MSR	19.7	26.6	0.31%	0.30%	25.3	35.6	(2)
Servicing fee	151.1	150.0	0.30%	0.29%	203.3	206.6	(2)
Subservicing fee	22.6	25.7	$177	$189	511.8	542.9	(3)
Float earnings	34.7	36.6	3.65%	3.49%	3.8	4.2	(4)
Other ancillary income	16.3	17.0	0.02%	0.02%	337.8	330.0	(5)
Servicing and subservicing fees	224.7	229.3	0.27%	0.28%	337.8	330.0	(5)

Gain on reverse loans and HMBS-related borrowings, net - Originations	0.0	1.6	—%	5.33%	0.00	0.03	(6)
Net interest income (servicing fee)	2.4	7.0	0.16%	0.25%	6.1	11.4	(2)
Sub-total	2.4	8.6
Other change in fair value of securitized loans and HMBS-related borrowings, net	4.5	(4.8)					(7)
Gain on reverse loans and HMBS-related borrowings, net	6.9	3.8	0.45%	0.13%	6.1	11.4	(2)

Gain on loans HFS, net - Orig., Consumer Direct	15.3	18.3	2.15%	1.53%	0.71	1.20	(6)
Gain on loans HFS, net - Orig., Correspondent	9.2	14.7	0.13%	0.23%	6.91	6.46	(6)
Gain on loans HFS, net - Originations	24.5	33.0	0.32%	0.43%	7.62	7.66	(6)
Gain (Loss) on loans HFS, net - Servicing	2.1	(3.6)	0.59%	(0.94)%	1,423.3	1,536.3	(8)
Gain on loans held for sale (HFS), net	26.6	29.4

Other revenue, net - Originations	15.9	14.7	0.21%	0.19%	7.62	7.66	(6)
Other revenue, net - Servicing	4.0	5.7	—%	0.01%	343.9	341.4	(2)
Other revenue, net	19.9	20.4

Total revenue - Originations	40.4	49.3	0.53%	0.64%	7.62	7.66	(6)
Total revenue - Servicing	237.7	233.6	0.28%	0.27%	343.9	341.4	(2)
Total revenue	$278.1	$282.9	0.32%	0.33%	$343.9	$341.4	(2)
(1)Implied/calculated as percentage of revenue to volume driver, annualized
(2)Average UPB (in billions)
(3)Average loan count (in 000’s)
(4)Average float balance (in billions) (information not disclosed in Servicing segment)
(5)Average forward servicing plus total forward and reverse subservicing UPB (in billions)
(6)Newly funded Originations UPB (in billions)
(7)Includes HECM hedging derivative gains of $6.6 million and $2.4 million, respectively.
(8)Fair value loans held for sale (in millions)
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
Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - generally expressed as a percent of UPB for servicing fees and as a fee per loan (by loan performing status) for subservicing fees. We expect we will continue to grow our servicing and subservicing portfolio through our multi-channel Originations platform, MSR bulk acquisitions, and subservicing additions (including reverse loans sold to FAR as discussed below), partly offset by a reduction of our fee revenue in 2026 as compared to 2025 because of the termination of our subservicing agreements with Rithm. Rithm accounted for approximately 1% of the UPB and 3% of the loan count of our total servicing and subservicing portfolio, and approximately 10% of all delinquent loans that Onity services as of September 30, 2026 (10%, 19% and approximately 50% at December 31, 2025). We expect ancillary float income to trend with short-term interest rates also considering changes in average float balances due to seasonality and portfolio growth.
Gain on sale of loans held for sale - Our gain on sale is driven by both Originations volume and margin and is channel-sensitive. The updated industry forecasts (average of MBA, October 2026 and Fannie Mae, October 2026) suggest an estimated 6% increase in loan origination in 2026 as compared to 2025 (including a 1% growth of purchase volume and 19% growth of refinance volume), with the 30-year fixed rate mortgage expected to end 2026 mostly flat at 7.0%. However, macroeconomic conditions and their impact on the housing and capital markets remain highly uncertain. Growth in our Consumer Direct channel, driven by our increased recapture capabilities, may be curtailed if interest rates remain at the current levels or increase. We expect to modestly and selectively grow our Correspondent volume as part of our MSR replenishment and growth strategy considering available liquidity. We also expect continued competitive pressure on margins across all channels and volatility of gain on sale associated with GSE pricing dependency and volatile interest rates. We expect some further volatility of gain (loss) on sale on loans held for sale related to reverse mortgage buyouts (mostly inactive loans) due to the increased size of the portfolio.
Gain on reverse loans and HMBS-related borrowings, net - Effective with the June 30, 2026 closing of the sale of a portion of our reverse MSRs to FAR, we no longer originate reverse mortgages, except for recapture activities (see “Business Strategy” above and Note 5 - Reverse Mortgages). Subsequent to closing, we no longer record any gain on the sold reverse loans and HMBS related borrowings, net, and we began recognizing subservicing fee revenue.
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
Operating expenses - Compensation and benefits are a significant component of our cost-to-service and cost-to-originate and is directly correlated to headcount levels. Headcount in Servicing is primarily driven by the number of loans or UPB being serviced and subserviced, and by the relative mix of performing, delinquent and defaulted loans. As servicing volume is expected to modestly increase with relatively more performing loans (see above), we expect a reduced workforce with productivity gains. We have reduced our headcount and operating expenses as a result of the termination of our subservicing agreements with Rithm that accounted for approximately 3% of our total loan count and approximately 10% of total delinquent loans as of September 30, 2026 following the transfers to Rithm’s servicing platform in the first, second and third quarters of 2026 (19% and approximately 50% at December 31, 2025). We expect our Originations headcount and operating expenses to align with the expected growth in volume. Our operating expenses are expected to correlate with volumes, with some productivity and efficiencies expected through our technology and continuous improvement initiatives. Incentive compensation is also correlated to our share price and other performance metrics.
Net interest expense - Interest expense varies based on changes in average debt balance and changes in short-term interest rates on our variable rate debt. The average balance of collateralized financing facilities trends with the balance of the underlying assets discussed above (including MSRs, advances, loans and reverse buyouts). Interest expense on our warehouse facilities is expected to be largely offset by interest income on our Originations pipeline loans.
Income tax expense - As a result of the partial release of the valuation allowance on deferred tax assets at December 31, 2025 and permanent disallowances of certain executive compensation expenses under tax law, we expect to recognize income tax expense in 2026 and 2027 that tracks income before income taxes at an effective tax rate significantly higher than the U.S. combined Federal and state statutory tax rate.
Stockholders’ equity - After consideration of the above factors, we expect our business to continue to generate net income and increase our equity in 2026 and 2027, absent any material adverse impact related to changes in interest rates, hedge performance and cost, regulatory changes, litigation, actions by government entities or GSEs, events which may disrupt the capital markets, or any other factors affecting our ability to execute our growth initiatives and plan. There can be no assurance that the desired strategic and financial impact of our actions will be realized.

SEGMENT RESULTS OF OPERATIONS
Our activities are organized into three reportable segments that reflect our primary lines of business - Servicing and Originations - as well as a Corporate segment.

SERVICING
This segment is primarily comprised of our mortgage servicing and subservicing business. We earn servicing and subservicing fees, including ancillary income, and incur cost to service the loans which varies depending on delinquency status. We are exposed to MSR valuation adjustments and advancing obligations when we own the MSR. Our servicing portfolio includes conventional, government-insured and non-Agency mortgage loans, small-balance commercial and multi-family loans, and reverse mortgage loans reported on our balance sheet. As of September 30, 2026, we serviced 1.3 million mortgage loans with an aggregate UPB of $343.0 billion.
In addition, the Servicing segment includes our wholly-owned captive reinsurance business (referred to as CRL), which provides re-insurance related to direct physical loss coverage on foreclosed real estate properties owned or serviced by us. CRL generally assumes a 90% quota share of insurance coverage written by a third-party insurer issued to OMC.
Concentration
We strive to diversify our revenue sources by maintaining a balanced portfolio of owned servicing and subservicing, and by extending our subservicing client base. The below graph displays the distribution of our serviced loans by relationship at September 30, 2026 (percentage of total loan count). We also measure and monitor concentration risk of our subservicing clients by their relative profitability contribution.
On October 31, 2025, we were notified by Rithm of its intent to not renew its subservicing agreements effective January 31, 2026 with servicing transfers beginning on March 1, 2026. Through September 30, 2026, we have transferred $4.6 billion RMSR UPB and $22.4 billion subservicing UPB. Upon transfer, we have downsized certain aspects of our servicing business as well as the related corporate support functions. Onity will continue to service the approximately $3.3 billion of RMSR UPB (MSR transactions which do not qualify for sale accounting treatment) that the parties do not expect to receive consent to transfer.
Servicing and subservicing fees from Rithm amounted to $38.0 million, or 7% of total servicing and subservicing fees (excluding ancillary income) in the nine months ended September 30, 2026 ($60.2 million and 13% in the nine months ended September 30, 2025) and the related remittances to Rithm presented as Pledged MSR liability expense amounted to $19.6 million and $27.6 million in the respective periods. Rithm accounted for $3.8 billion or 1% and 3% of the total UPB and loan count, respectively, of our servicing and subservicing portfolio as of September 30, 2026, and 10% of all delinquent loans that Onity serviced, for which the cost to service and the associated risks are higher ($33.0 billion, 10%, 20% and 55% as of September 30, 2025, respectively).
As of September 30, 2026, OMC serviced a total $36.9 billion UPB, or 11% of the UPB and 11% of the loan count of our total servicing and subservicing portfolio, on behalf of MAV. OMC recognized servicing and subservicing fees (excluding ancillary income) of $39.6 million (8% of total servicing and subservicing fees, excluding ancillary income) and the related remittances to MAV presented as Pledged MSR liability expense of $30.6 million in the nine months ended September 30, 2026. MAV is a GSE MSR investment vehicle formed by Onity which was subsequently sold to Oaktree (85% sold in 2021, the remaining 15% in 2024). Through November 2029, OMC has the right to be the exclusive subservicer of MAV of all MSRs that MAV owned upon the MAV sale in 2024, all future MSRs that MAV acquires from OMC, and the majority of MAV’s MSR portfolio overall. In addition, the parties agreed to lockout restrictions where MAV is restricted from selling or otherwise transferring MSRs owned by MAV at the MAV sale date in cumulative annual increments of 25% through September 30, 2027. MAV may freely sell or transfer any MSRs thereafter.

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
Most of our advances have the highest reimbursement priority (i.e., they are “top of the waterfall”), so we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances. Most subservicing agreements, including our agreement with MAV, provide for prompt reimbursement of any advances from the owner of the servicing rights.
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
On June 30, 2026, OMC completed the sale to FAR of a portion of its reverse MSRs, comprised of approximately 20,000 Ginnie Mae HECM loans, and the associated HMBS-related borrowings, and began subservicing the sold portfolio and additional loans from FAR for an initial three-year term. See “Business Strategy” above and Note 5 - Reverse Mortgages.

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
The following table summarizes our latest key servicer ratings and outlook:

OMC
	Moody’s	S&P	Fitch
Forward
Residential Prime Servicer	SQ3+	Above Average	RPS2-
Residential Subprime Servicer	SQ3+	Above Average	RPS2-
Residential Special Servicer	SQ3+	Above Average	RSS2-
Residential Second/Subordinate Lien Servicer	SQ2-	Above Average	RPS3+
Residential Home Equity Servicer	—	—	RPS3+
Residential Alt-A Servicer	—	—	RPS2-
Master Servicer	SQ3+	Above Average	RMS3
Small Balance Commercial Primary and Special Servicer	—	Above Average	SBPS2- and SBSS2-
CMBS Loan Level Special Servicer, Master Servicer and Primary Servicer	—	—	CLLSS3+, CMS3 and CPS3+
Ratings Outlook	N/A	Stable	Stable
Date of last action	June 11, 2025	June 1, 2026	May 29, 2025 (1)
Reverse
Residential Reverse Servicer	—	Above Average	—
Ratings Outlook	—	Stable	—
Date of last action	—	June 1, 2026	—
(1)Date of Last action for all ratings was May 29, 2025, except for the CMBS Loan Level Special Servicer, Master Servicer and Primary Servicer ratings which occurred on August 28, 2025.
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
On June 11, 2025, Moody's upgraded the second lien servicer quality (SQ) assessment from SQ3+ to SQ 2- and affirmed the prime, subprime, special servicer, and master SQ assessments for OMC at SQ3+. The upgrade of OMC's second lien servicing assessment is mainly driven by (i) improvement in the company's second lien roll rates, (ii) cure rates, and (iii) recidivism rates.
On June 1, 2026, S&P affirmed the Above Average ratings and Stable outlook citing the company’s experienced management, sound control environment, and well-designed information technology infrastructure and applications, among other factors.

Operating Metrics
The following table provides selected operating statistics for our Servicing segment:

Selected Operating Statistics	September 30,	June 30,	% Change	September 30,	% Change
	2026	2026		2025
Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$332.3	$330.8	—%	$304.8	9%
Non-performing loans	10.4	10.3	1	10.3	1
Non-performing real estate	0.3	0.3	—	0.4	(25)
Total	$343.0	$341.4	—%	$315.5	9%

Non-performing to total %	3.1%	3.1%	—%	3.4%	(9)%

Conventional loans	$252.1	$250.3	1%	$216.3	17%
Government-insured loans	53.7	50.9	6	40.0	34
Non-Agency loans	37.2	40.2	(7)	59.2	(37)
Total	$343.0	$341.4	—%	$315.5	9%

Conventional loans to total %	73.5%	73.3%	—%	68.5%	7%

Servicing portfolio - Owned MSR (2)	$184.6	$182.6	1%	$163.4	13%
Servicing portfolio - Transferred MSR (3)	22.6	30.9	(27)%	37.8	(40)%
Subservicing portfolio
Subservicing - forward (4)	117.2	110.8	6%	101.1	16%
Subservicing - commercial	8.2	6.4	28%	5.6	46%
Subservicing - reverse	10.4	10.7	(3)	7.6	37
Total subservicing	135.8	127.9	6	114.3	19
Total	$343.0	$341.4	—%	$315.5	9%

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2026	2026		2026	2025
Prepayment speed (CPR)
% Voluntary CPR	6.0%	7.6%	(21)%	7.3%	5.5%	33%
% Involuntary CPR	0.2	0.2	—	0.2	0.3	(33)
% Total CPR (5)	9.3%	10.9%	(15)%	10.7%	9.1%	18%

Number of completed modifications (in thousands) (6)	2.8	3.0	(7)%	8.3	14.5	(43)%

MSR weighted average note rate (7)	5.2%	5.0%	4%	5.0%	4.5%	11%
n/m: not meaningful
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Includes HECM reverse mortgage loans with a UPB of $3.3 billion that are recognized in our unaudited consolidated balance sheet at September 30, 2026.
(3)Loans serviced pursuant to our sale or transfer agreements with MSR capital partners for which sale accounting is not achieved. Includes $3.3 billion and $8.3 billion UPB serviced for Rithm at September 30, 2026 and December 31, 2025, respectively.

(4)Includes $0.5 billion and $23.9 billion UPB of subserviced loans on behalf of Rithm at September 30, 2026 and December 31, 2025, respectively.
(5)Total CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.
(6)Related to our forward residential servicing and subservicing portfolio.
(7)Related to our owned MSR forward servicing portfolio.
The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)		Count (000’s)
	2026	2025	2026	2025
Portfolio at January 1	$328.3	$301.7	1,425.7	1,395.1
Additions (1) (2)	28.5	16.5	87.3	56.7
MSR sales (3)	(1.3)	—	(6.2)	(0.1)
Servicing transfers (1) (2) (3)	(6.4)	(6.9)	(30.0)	(45.7)
Runoff	(10.6)	(6.6)	(31.2)	(24.0)
Portfolio at March 31	338.4	304.6	1,445.7	1,382.0
Additions (1)	42.1	15.1	139.9	45.0
MSR sales (4)	(5.2)	—	(20.3)	(0.1)
Servicing transfers (1) (4)	(23.2)	(1.4)	(183.7)	(4.3)
Runoff	(10.7)	(8.8)	(33.6)	(33.8)
Portfolio at June 30	341.4	309.5	1,348.0	1,388.9
Additions (1)	24.7	23.8	70.3	67.6
MSR Sales (5)	(8.2)	—	(23.6)	(0.1)
Servicing transfers (1) (5)	(5.0)	(9.5)	(28.4)	(33.2)
Runoff	(10.0)	(8.3)	(31.6)	(28.8)
Portfolio at September 30	$343.0	$315.5	1,334.8	1,394.4
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
(5)Includes MSRs sold in the third quarter of 2026 with a UPB of $8.2 billion for which we started performing subservicing.
The following table provides a breakdown of our servicer advances, net of allowance for losses:

	September 30, 2026				December 31, 2025
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total
Conventional	$0.7	$35.1	$6.8	$42.6	$1.1	$74.9	$6.2	$82.2
Government-insured	3.2	25.5	31.2	59.9	2.0	38.9	22.5	63.3
Non-Agency	78.2	114.0	80.4	272.6	95.6	165.1	77.3	337.9
Total, net	$82.1	$174.6	$118.4	$375.1	$98.7	$278.8	$106.0	$483.4

The following table provides selected operating statistics related to our owned reverse mortgage loans held for investment pooled into HMBS, previously, held for sale, reported within our Servicing segment:

	September 30,	June 30,	% Change	September 30,	% Change
	2026	2026		2025
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Reverse mortgage loans (1)	$3,310.0	$3,552.4	(7)%	$9,585.0	(65)%
Active Buyouts (2)	539.7	551.9	(2)	194.4	178
Inactive Buyouts (2)	1,423.1	1,482.9	(4)	645.7	120
Total	$5,272.8	$5,587.2	(6)%	$10,425.1	(49)%

Future draw commitments (UPB) in millions:	1,519.0	1,661.1	(9)%	2,956.4	(49)%

Fair value in millions:
Reverse mortgage loans (1)	$3,350.0	$3,627.1	(8)%	$10,017.3	(67)%
HMBS related borrowings	3,335.1	3,610.9	(8)	9,924.6	(66)
Net asset value (HECM or reverse MSR)	$14.9	$16.2	(8)%	$92.8	(84)%
Net asset value to UPB	0.45%	0.46%		0.97%
(1)Excludes unsecuritized HECM loan tails and the balance at September 30, 2025 also excludes unsecuritized HECM loan originations reported within the Originations segment. See Note 5 - Reverse Mortgages.
(2)Buyouts are reported as Loans held for sale, Receivables or REO depending on the loan and foreclosure status.

Financial Performance
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2026	2026		2026	2025
Revenue
Servicing and subservicing fees	$224.7	$229.3	(2)%	$676.4	$632.0	7%
Gain on reverse loans and HMBS-related borrowings, net	6.9	2.2	214	23.4	29.4	(20)
Gain (loss) on loans held for sale, net	2.1	(3.6)	(158)	(4.2)	(5.4)	(22)
Other revenue, net	4.0	5.7	(30)	16.2	15.4	5
Total revenue	237.7	233.6	2%	711.8	671.4	6%

MSR valuation adjustments, net	(77.9)	(83.1)	(6)%	(241.5)	(121.9)	98%

Operating expenses
Compensation and benefits	19.5	21.8	(11)%	64.5	69.5	(7)%
Servicing expense	10.9	17.8	(39)	43.9	34.3	28
Technology and communications	8.7	8.2	6	25.2	22.4	13
Professional services	7.5	7.2	4	21.9	16.5	33
Occupancy, equipment and mailing	6.5	6.4	2	20.2	21.9	(8)
Corporate overhead allocations	14.4	14.6	(1)	43.8	39.8	10
Other expenses	0.6	0.2	200	1.0	1.6	(38)
Total operating expenses	68.1	76.2	(11)%	220.5	206.0	7%

Other income (expense)
Interest income	28.3	24.9	14%	71.2	36.8	93%
Interest expense	(81.3)	(71.6)	14	(211.2)	(155.7)	36
Pledged MSR liability expense	(29.9)	(38.2)	(22)	(110.8)	(126.7)	(13)
Other, net	(1.6)	(2.2)	(27)	(4.4)	0.8	(650)
Other income (expense), net	(84.5)	(87.1)	(3)%	(255.2)	(244.8)	4%

Income (loss) before income taxes	$7.2	$(12.8)	(156)%	$(5.4)	$98.7	(105)%

Income (loss) before income taxes to UPB (bps)-Annualized	1	(1)	(200)%	—	4	(100)%
Average serviced UPB ($ billions)	$343.9	$341.4	1%	$339.7	$307.8	10%
Average headcount - Servicing	2,370	2,505	(5)%	2,522	2,891	(13)%
n/m: not meaningful

Servicing and Subservicing Fees
The following chart displays servicing and subservicing fees by component for the periods presented:
The following table and discussion present the drivers of servicing and subservicing fees.

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2026	2026		2026	2025
Servicing fees
Average servicing UPB (1)	$203.3	$206.5	(2)%	$202.1	$181.1	12%
Average servicing fee (2)	0.30%	0.29%	3%	0.30%	0.30%	—%
Servicing fees (3)	$151.1	$150.0	1%	$450.0	$402.9	12%

Subservicing fees (4)
Average number of subserviced loans (5)	511.8	542.9	(6)%	550.3	561.2	(2)%
Average monthly fee per loan (6)	$15	$16	(6)	$15	$14	7
Subservicing fees (3)	$22.6	$25.7	(12)%	$74.2	$73.0	2%
(1) In $ billions, (2) In % of average UPB, annualized, (3) In $ millions, (4) Includes reverse mortgage loan subservicing, (5) In thousands, (6) In dollars.
Servicing fees for the three months ended September 30, 2026 increased $1.1 million, or 1%, compared to the three months ended June 30, 2026. The increase was driven primarily by a 3% increase in average servicing fee due to a higher average fee rate on loans as a result of the change in portfolio mix partially offset by a 2% decrease in average servicing UPB, as volume added through originations, recapture and selective bulk MSR acquisitions was more than offset by the deboarding of $3.4 billion UPB Rithm loans during the three months ended September 30, 2026 as a result of Rithm’s decision to not renew its agreements effective January 31, 2026, the sale of MSRs during the three months ended September 30, 2026 and derecognition of MSRs related to MAV and other MSR capital partners where previously MSR sales or transfers did not meet sale accounting criteria.
Servicing fees for the nine months ended September 30, 2026 increased $47.1 million, or 12%, compared to the prior year period. The 12% increase was driven primarily by an increase in average servicing UPB due to robust originations and recapture, selective bulk MSR acquisitions as part of our replenishment and growth initiative, partially offset by the deboarding of $4.6 billion UPB Rithm loans in 2026 as a result of Rithm’s decision to not renew its agreements effective January 31, 2026, sale of MSRs in 2026, and derecognition of MSRs related to MAV and other MSR capital partners where previously MSR sales or transfers did not meet sale accounting criteria.
Subservicing fees for the three months ended September 30, 2026 decreased $3.1 million, or 12%, compared to the three months ended June 30, 2026. The decrease is primarily driven by a 6% decrease in subservicing volume (loan count) and 6% decrease in average monthly fee per loan, primarily due to deboarding of $21.2 billion UPB Rithm loans during the three months ended June 30, 2026, partially offset by an increase in reverse subservicing fees due to the FAR transaction.

Subservicing fees for the nine months ended September 30, 2026 increased $1.2 million, or 2%, compared to the prior year period. The increase was driven primarily by an increase in our forward subservicing portfolio due to our successful enterprise sale efforts to grow our residential and commercial subservicing portfolio by 32%, net of portfolio runoff, and a higher price mix, partly offset by the deboarding of $22.4 billion and $5.7 billion UPB of Rithm loans in 2026 and the first quarter of 2025, respectively. The reverse subservicing portfolio runoff and decrease in the portfolio due to our acquisition of reverse buyouts was largely offset by an increase in reverse subservicing fees due to the FAR transaction.
The following table presents the composition of our ancillary income:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2026	2026		2026	2025
Custodial accounts (float earnings)	$34.7	$36.5	(5)%	$101.3	$95.8	6%
Late charges	8.2	9.0	(9)	27.0	28.9	(7)
Reverse subservicing ancillary fees	1.8	1.7	6	5.7	9.2	(38)
Other	6.3	6.4	(2)	18.2	22.2	(18)
Ancillary income	$51.0	$53.6	(5)%	$152.2	$156.1	(2)%

Ancillary income for the three months ended September 30, 2026 decreased $2.6 million, or 5%, compared to the three months ended June 30, 2026. The 5% decline is primarily due to lower float earnings of $1.8 million due to lower average float balances attributed to the derecognition of certain MSRs for which sale accounting criteria were met in second quarter of 2026, partially offset by higher average interest rates.
Ancillary income for the nine months ended September 30, 2026 decreased $3.9 million, or 2%, compared to the prior year period. The 2% decrease is primarily due to a decline in reverse subservicing ancillary fees of $3.5 million driven by portfolio runoff and decrease in the portfolio due to our acquisition of reverse buyouts, and other fees of $4.0 million driven by lower collection fees. Partially offsetting these decreases, float earnings increased $5.5 million due to higher average float balances attributed to higher servicing portfolio, partially offset by lower average interest rates (as a benchmark, the average 1-month term SOFR declined by 63 basis points).
Gain (Loss) on Reverse Loans and HMBS-Related Borrowings, Net
The following table presents the components of the fair value change of reverse loans and HMBS-related borrowings, net.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	% Change	September 30,	September 30,	% Change
	2026	2026		2026	2025
Net interest income (servicing fee)	$2.4	$7.0	(66)%	$16.7	$24.2	(31)%
Other change in fair value of securitized loans and HMBS-related borrowings, net	(2.1)	(7.1)	(70)	(4.7)	5.3	(189)
HECM hedging derivative gains (losses) (1)	6.6	2.4	175	11.4	—	n/m
Gain on reverse loans and HMBS-related borrowings, net (Servicing)	$6.9	$2.2	214%	$23.4	$29.4	(20)%
(1)Effective fourth quarter of 2025, other change in fair value is partially hedged with dedicated third-party derivative instruments, and with our forward MSR hedge strategy through the third quarter of 2025.
Gain on reverse loans and HMBS-related borrowings, net increased $4.7 million for the three months ended September 30, 2026 compared to the three months ended June 30, 2026, primarily driven by favorable assumption updates in the third quarter of 2026, compared to unfavorable assumption updates in second quarter of 2026, including those related to the FAR transaction. These increases were partially offset by higher fair value losses attributed to an increase in market rates, and flat yield spreads in the third quarter of 2026, compared to a favorable yield spread tightening in the second quarter of 2026. While not the only benchmark for the reverse mortgage exposure, the 10-year Treasury rate increased 85 basis points during the third quarter of 2026 and increased 14 basis points during the second quarter of 2026. Net interest income decreased $4.6 million, or 66%, consistent with the decrease in the average portfolio balance driven by the FAR transaction.

Gain on reverse loans and HMBS-related borrowings, net declined $6.0 million compared to the prior year period driven by an increase in market rates and a decrease in net interest income due to the FAR transaction during the nine months ended September 30, 2026. These variances were partially offset by unfavorable assumption updates in the nine months ended September 30, 2025, and changes in yield spreads (more favorable tightening vs. the prior year period). The 10-year Treasury rate increased 111 basis points during the nine months ended September 30, 2026 compared to a decrease of 42 basis points during the nine months ended September 30, 2025. As our HECM loan portfolio is predominantly comprised of ARMs, lower interest rates cause the loan balance to accrue and reach the 98% maximum claim amount liquidation at a slower pace, extending the life of the servicing net asset. Net interest income declined $7.5 million (or 31%), consistent with the portfolio decline, driven by the same factors as discussed above.
Gain (Loss) on Loans Held for Sale, Net

We recognized a $2.1 million gain on loans held for sale, net for the three months ended September 30, 2026, compared to a $3.6 million loss in the three months ended June 30, 2026, a favorable variance of $5.7 million. The favorable variance is driven primarily by favorable market rate change, with increases in market rates resulting in higher hedging derivative gains in the current quarter and the non-recurrence of unfavorable input and assumption updates made during the three months ended June 30, 2026.
We recognized a $4.2 million loss on loans held for sale, net for the nine months ended September 30, 2026, compared to a $5.4 million loss recognized in the nine months ended September 30, 2025. The $1.2 million favorable variance is primarily driven by higher liquidation gains on reverse mortgage buyouts, and higher hedging derivative gains and redelivery gains on Ginnie Mae forward loan repurchases and modifications, mostly driven by volume and market rates, offset in part by certain unfavorable input and assumption updates in the nine months ended September 30, 2026.
Other Revenue, Net
Other revenue, net decreased $1.7 million for the three months ended September 30, 2026 compared to the three months ended June 30, 2026, due to a decrease in our CRL captive reinsurance premium portfolio, primarily driven by the deboarding of Rithm loans.
Other revenue, net increased $0.8 million for the nine months ended September 30, 2026 compared to the prior year period consistent with the increase in our CRL captive reinsurance premium portfolio with an increase in covered properties.
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

☐	MSR fair value changes due to interest rate changes (reported within the Servicing segment)
☐	MSR fair value changes due to input and assumption changes (reported within the Servicing segment)
☐	MSR hedging derivative fair value changes (reported within the Servicing segment)
☐	Other change in fair value of securitized reverse mortgage loans and HMBS-related borrowings, net (through Q3 of 2025)
With a high targeted hedge coverage ratio, the fair value volatility of the MSR portfolio due to changes in market interest rates, net of hedges (including the reverse exposure) was reduced for the periods presented. The total impact of our MSR hedge strategy resulted in losses of $13.3 million in the third quarter of 2026 and $29.4 million in the second quarter of 2026, with the variance driven by a lower unfavorable impact of market interest rate changes, net of hedging, vs. the second quarter of 2026, and favorable MSR valuation input and assumption updates, including to reflect slower prepayment speeds in the current quarter.
The $86.5 million unfavorable change for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 ($69.8 million loss compared to $16.7 million gain), is mainly driven by unfavorable input and assumption updates in the nine months ended September 30, 2026 vs. favorable updates in the nine months ended September 30, 2025 primarily due to increased prepayment speeds in the nine months ended September 30, 2026 and higher realization of cash flows in the nine months ended September 30, 2026 mostly due to portfolio growth, partly offset by higher unfavorable market rate impact, net of hedging, in the nine months ended September 30, 2025.
Compensation and Benefits
Compensation and benefits expense decreased $2.3 million, or 11%, for the three months ended September 30, 2026 compared to the three months ended June 30, 2026 primarily due to a $1.4 million decrease in incentive compensation (annual incentive awards and cash-settled share-based awards) and a 5% reduction in average headcount primarily in connection with Rithm’s decision to not renew its subservicing agreements effective January 31, 2026.
Compensation and benefits expense decreased $5.0 million, or 7%, for the nine months ended September 30, 2026 compared to the prior year period, primarily driven by a 13% headcount reduction, including an 11% decrease in the U.S. The headcount decrease was largely attributable to the termination of our Rithm subservicing agreements, runoff of our reverse subservicing portfolio, lower delinquencies, and further efficiency gains within forward servicing. Salaries and benefits expense decreased $5.2 million, and incentive compensation decreased $2.1 million, reflecting lower annual incentive award expense and a lower fair value of cash-settled share-based awards as our stock price declined 38%, compared to a 30% increase in the prior year period. These decreases were partially offset by a $2.6 million increase in severance expense, primarily related to the expected downsizing of certain aspects of our servicing business associated with the termination of our Rithm subservicing agreements.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans (provision for accounts receivable), provision expense for advances and servicing representation and warranties, other provision expense (including related to CRL), and certain loan-volume related expenses.
Servicing expense declined $6.9 million, or 39% for the three months ended September 30, 2026 compared to the three months ended June 30, 2026, largely driven by a $2.7 million decrease in satisfaction and interest on payoff expense due to lower payoff volume and $2.7 million lower indemnification provision expense, primarily driven by the recognition of non-recurring loan put-back and related contingencies related to the FAR transaction during the three months ended June 30, 2026.
Servicing expense increased $9.6 million, or 28%, for the nine months ended September 30, 2026 compared to the prior year period primarily due to a $7.8 million increase in satisfaction and interest on payoff expense due to higher payoff volume and $2.9 million higher indemnification provision expense primarily driven by non-recurring loan put-back and related contingencies related to the FAR transaction.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefits expense and Servicing expense) increased $1.1 million, or 3% for the three months ended September 30, 2026 compared to the three months ended June 30, 2026, primarily due to an increase in legal settlement expenses.
Other operating expenses increased $9.9 million, or 10%, for nine months ended September 30, 2026 compared to the prior year period primarily due to a $5.4 million increase in Professional services expense, a $4.0 million increase in Corporate overhead allocations, and a $2.8 million increase in Technology and communications expense, partially offset by a $1.7 million decrease in Occupancy, equipment and mailing expense. The increase in Professional services expense is driven by a $3.7 million increase in other professional services expense primarily due to an increase in call center expenses driven by the Rithm servicing transfer and $1.7 million higher legal settlement expenses. The increase in Corporate overhead allocations is primarily driven by higher Corporate services to support our growth initiatives. The increase in Technology and communications expense is primarily driven by higher servicing volume. The decrease in Occupancy, equipment and mailing expense is mostly due to lower mailing volume and headcount, largely driven by reduction in the Rithm portfolio, and cost reduction initiatives.
Other Income (Expense)
Other income (expense) primarily includes interest expense, interest income and pledged MSR liability expense.
Interest income increased $3.4 million, or 14%, for the three months ended September 30, 2026 compared to the three months ended June 30, 2026 and $34.4 million, or 93%, for the nine months ended September 30, 2026 compared to the prior year period. These increases are primarily due to the reverse mortgage buyouts acquired in 2025 and the nine months ended September 30, 2026, offset in part by run-off of the existing reverse mortgage buyouts.

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2026	2026		2026	2025
Interest Expense
MSR financing facilities	$28.0	$25.4	10%	$74.2	$63.1	18%
Advance match funded liabilities	5.6	5.9	(5)%	17.7	23.4	(24)%
Reverse mortgage securitization notes	32.2	24.8	30	73.9	33.7	119
Mortgage warehouse facilities	1.3	1.9	(32)	5.6	9.8	(43)
Corporate debt interest expense allocation	11.4	11.7	(3)	33.4	20.0	67
Escrow	2.8	1.9	47	6.4	5.6	14
Total interest expense	$81.3	$71.6	14%	$211.2	$155.7	36%

Average balances
MSR financing facilities	$1,621.9	$1,489.2	9%	$1,448.5	$1,130.7	28%
Advance match funded liabilities	232.6	253.2	(8)	257.2	334.8	(23)
Reverse mortgage securitization notes	1,810.2	1,423.0	27	1,372.9	521.5	163
Mortgage warehouse facilities	77.2	116.2	(34)	111.1	182.9	(39)
Total asset-backed financing	$3,741.9	$3,281.6	14%	$3,189.7	$2,170.0	47%

Effective average interest rate (1)
MSR financing facilities	6.90%	6.82%	1%	6.83%	7.45%	(8)%
Advance match funded liabilities	9.64	9.33	3	9.20	9.34	(1)
Reverse mortgage securitization notes	7.12	6.98	2	7.18	8.62	(17)
Mortgage warehouse facilities	6.88	6.39	8	6.78	7.16	(5)

Average 1 month Term SOFR	3.73%	3.64%	2%	3.68%	4.31%	(15)%
(1)Effective average interest rates include the effect of amortization of any discount, debt issuance costs, and prepaid lender fees.
Interest expense increased $9.7 million, or 14%, for the three months ended September 30, 2026 compared to the three months ended June 30, 2026 driven by the growth of our MSRs and reverse mortgage buyout assets. Interest expense on reverse mortgage securitization notes increased $7.4 million primarily due to the significant increase in the average balance as a result of the acquisition and securitization (OLIT) of reverse mortgage buyouts in the second quarter of 2026, partially offset by runoff of the existing securitized portfolio. Interest expense increased $2.6 million on MSR financing facilities due to higher average outstanding balances driven by higher utilization to finance MSR growth.
Interest expense increased $55.5 million, or 36%, for the nine months ended September 30, 2026 compared to the prior year period driven by the growth of our MSRs and reverse mortgage buyout assets, partially offset by lower financing cost due to lower effective interest rates. Interest expense on reverse mortgage securitization notes increased $40.2 million mainly due to the acquisition and securitization (OLIT) of reverse mortgage buyouts in 2025 and the nine months ended September 30, 2026, offset in part by runoff of the existing securitized portfolio and lower effective interest (amortization of discount) primarily due to slower repayments. Interest expense on corporate debt increased $13.4 million, driven by additional corporate debt allocated to the Servicing segment during the nine months ended September 30, 2026 to support the growth of MSRs. In addition, interest expense on MSR facilities increased $11.1 million due to an increase in the average debt balance, partly offset by lower average short-term market interest rates. These increases were partially offset by a $5.7 million decrease in interest on advance match funded liabilities, mostly driven by the decline in average debt balances for servicing advances due to lower delinquencies and increased loan resolutions in our non-Agency MSR portfolio. The interest on mortgage warehouse facilities decreased $4.2 million, mostly driven by a decrease in the average debt balance due to the increase in OLIT securitizations as a financing structure option.
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

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2026	2026		2026	2025
Net servicing fee remittance for MSR transfers that do not meet sale accounting (1)	17.4	25.6	(32)%	72.9	87.8	(17)%
ESS servicing spread remittance	12.5	12.6	(1)	37.9	38.9	(3)
Pledged MSR liability expense	$29.9	$38.2	(22)%	$110.8	$126.7	(13)%
(1)See Note 8 — MSR Related Financing Liabilities, at Fair Value to the Unaudited Consolidated Financial Statements. The servicing fee and ancillary income collections on such transferred MSRs are recognized within Servicing and subservicing fees.
Pledged MSR liability expense decreased $8.3 million, or 22%, for the three months ended September 30, 2026 compared to the three months ended June 30, 2026 and $15.9 million, or 13%, for the nine months ended September 30, 2026 compared to the prior year period primarily due to a decrease in volume serviced, including Rithm.
Other, net decreased $5.2 million for the nine months ended September 30, 2026, compared to the prior year period primarily due to favorable net liquidation performance on REOs acquired in the prior year compared to unfavorable liquidation losses on acquired assets during the current year.

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

While not all loans serviced are eligible for recapture, the note rate composition of our Agency MSR portfolio (UPB in $ billions) was as follows. The chart indicates an $8 billion portfolio of loans with an interest rate higher than 7% as of September 30, 2026 (with the 30-year fixed rate mortgage rate at 7.03%). Prepayment risk and recapture opportunity is expected to remain low.

2- Correspondent Lending
Our Correspondent lending channel drives the replenishment and growth of our MSR portfolio. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or “best-efforts” contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. In 2025, we expanded the range of products to our correspondent sellers with the launch of Non-QM loans that we currently sell servicing released. We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved correspondent lenders. As of September 30, 2026, we have relationships with 691 approved correspondent sellers.
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
Effective with the June 30, 2026 closing of the amended FAR transaction, FAR acquired OMC’s reverse mortgage originations pipeline and, for a period of five years thereafter, OMC no longer originates reverse mortgages, except for recapture activities. See “Business Strategy” above and Note 5 - Reverse Mortgages for additional information.
4- Co-Issue Programs
We purchase MSRs through flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans servicing released to the respective agency and sell the MSR to the winning bidder. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. As of September 30, 2026, we have relationships with 513 approved sellers through the Agency Cash Window co-issue programs. We initially recognize our MSR originations and purchases with the associated economics in our Originations segment and transfer the MSR to our Servicing segment once the MSR is initially recognized on our balance sheet with all subsequent performance associated with the MSR, including funding cost, runoff and other fair value changes reflected in our Servicing segment.
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

Operating Metrics
The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2026	2026		2026	2025
Funded Loan UPB by Channel (in billions)
Forward loans
Correspondent	$6.91	$6.46	7%	$19.19	$15.68	22%
Consumer Direct	0.71	1.20	(41)	3.10	1.11	180
	$7.62	$7.66	—%	$22.29	$16.78	33%

GSE	$3.44	$3.83	(10)%	$11.81	$11.47	3%
Ginnie Mae	3.97	3.66	8	9.95	5.19	92
Other	0.21	0.16	33	0.53	0.12	354
	$7.62	$7.66	—%	$22.29	$16.78	33%

% Purchase production	77	69	13	68	76	(11)
% Refinance production	23	31	(27)	32	24	35

Weighted average note rate (%)	6.4%	6.1%	5%	6.1%	6.5%	(5)%

Reverse loans (1)
Correspondent	$—	$0.01	(100)%	$0.05	$0.29	(81)%
Wholesale	—	0.01	(100)	0.04	0.12	(63)
Retail	—	0.01	(96)	0.02	0.08	(74)
	$—	$0.03	(99)%	$0.12	$0.48	(76)%

UPB of MSR Purchases by Channel (in billions)
Agency Cash Window / Flow MSR	$8.01	$7.76	3%	22.95	$11.07	107%
Bulk purchases	0.10	2.24	(96)	7.66	6.23	23
Bulk reverse purchases	—	0.73	(100)	1.11	0.20	468
	$8.11	$10.73	(24)	$31.72	$17.49	81

Total	$15.74	$18.42	(15)%	$54.12	$34.76	56%

Short-term loan commitment (2) (at period end; in millions)
Consumer Direct	$203.3	$459.5	(56)%	$203.3	$442.9	(54)%
Correspondent	791.8	1,846.4	(57)%	791.8	1,924.8	(59)%
Total Forward loans	$995.1	$2,305.9	(57)%	$995.1	$2,367.7	(58)%
Reverse loans	$—	$0.4	(100)%	$—	$33.9	(100)%

Consumer Direct pull-through adjusted (PTA) lock volume (3) (in billions)	$0.54	$0.94	(42)%	$2.83	$1.34	111%
Consumer Direct gain on sale margin on PTA lock volume (4)	2.81%	1.95%	44%	2.16%	2.83%	(24)%
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

Financial Performance
The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2026	2026		2026	2025
Revenue
Gain on loans held for sale, net	$24.5	$33.0	(26)%	$94.4	$61.7	53%
Gain on reverse loans and HMBS-related borrowings, net	—	1.6	(100)	6.0	19.3	(69)
Other revenue, net	15.9	14.7	8	43.2	24.3	78
Total revenue	40.4	49.3	(18)%	143.6	105.2	37%

MSR valuation adjustments, net	10.6	12.6	(16)%	34.7	10.8	221%

Operating expenses
Compensation and benefits	16.4	21.1	(22)%	58.2	41.4	41%
Origination expense	5.0	5.3	(6)	13.6	7.3	86
Technology and communications	3.3	3.1	6	9.2	6.8	35
Professional services	0.6	0.6	—	1.7	1.4	21
Occupancy, equipment and mailing	1.2	1.3	(8)	3.3	2.4	38
Corporate overhead allocations	4.7	5.1	(8)	14.9	12.0	24
Other expenses	1.2	1.2	—	4.0	4.7	(15)
Total operating expenses	32.4	37.7	(14)%	104.9	76.0	38%

Other income (expense)
Interest income	34.1	29.6	15%	85.5	56.1	52%
Interest expense	(28.2)	(25.7)	10	(72.6)	(51.8)	40
Other, net	(0.5)	(0.7)	(29)	(1.6)	(0.7)	129
Other income (expense), net	5.4	3.2	69%	11.3	3.6	214%

Income before income taxes	$24.0	$27.4	(12)%	$84.7	$43.5	95%

Income before income taxes to UPB (bps)	31	36	(14)	38	26	46
Funded loan UPB - Forward loans (in $ billions)	$7.6	$7.7	(1)	$22.3	$16.8	33
Average Headcount - Originations	717	742	(3)	717	582	23

Gain on Loans Held for Sale, Net
The following chart displays Gain on loans held for sale by channel for the periods presented:
The following table and discussion present Gain on loans held for sale by channel and the main drivers, specifically the forward loan origination volumes and margins (excluding fees that are presented in Other revenue, net):

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2026	2026		2026	2025
Origination UPB (1) (in billions)
Correspondent	$6.91	$6.46	7%	$19.19	$15.68	22%
Consumer Direct	0.71	1.20	(41)	3.10	1.11	180
	$7.62	$7.66	—%	$22.29	$16.78	33%

% Gain on Sale Margin (2)
Correspondent	0.13%	0.23%	(41)%	0.17%	0.15%	15%
Consumer Direct	2.15	1.52	41	1.98	3.45	(43)
	0.32%	0.43%	(25)%	0.42%	0.37%	15%

Gain on Loans Held for Sale
Correspondent	$9.2	$14.7	(37)%	$33.1	$23.5	41%
Consumer Direct	15.3	18.3	(16)	61.3	38.1	61
	$24.5	$33.0	(26)%	$94.4	$61.7	53%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of gain on Loans held for sale to funded UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
Gain on loans held for sale, net decreased $8.5 million, or 26% for the three months ended September 30, 2026 compared to the three months ended June 30, 2026, with a $5.5 million decrease in our Correspondent channel and a $3.0 million decrease in our Consumer Direct channel. The Correspondent decrease was primarily driven by a 41% decline in gain on sale on funded volume margin due to continued market volatility which decreased pipeline hedge effectiveness and a 9% decline in lock volume, partially offset by a 7% increase in funded volume. The Consumer Direct decrease was primarily driven by a 42% decline in lock volume (41% lower funded volume) as higher interest rates reduced borrower demand, partially offset by a 41% increase in margins on funded volume. Our total forward loan origination volume was essentially flat (down less than 1%) due to lower lock volumes and continued market volatility. Estimated industry volume was down 8% quarter over quarter based on an average of MBA and Fannie Mae data.
Gain on loans held for sale, net increased $32.7 million, or 53%, for the nine months ended September 30, 2026 compared to the prior year period with a $23.2 million increase in our Consumer Direct channel and $9.6 million increase in our Correspondent channel. The Consumer Direct increase was primarily driven by a 111% increase in lock volume (180% increase in funded volume) as our enhanced recapture capabilities continued to drive refinance activity, partially offset by lower margins due to the competitive pricing environment. The Correspondent increase was driven by a 12% increase in lock volume (22% increase in funded loan volume), reflecting continued investor diversification and the expansion of the Non-QM loan portfolio, and a 15% increase in margins on funded volume. Our origination activity in 2026 has strategically shifted towards a higher mix of Ginnie Mae production, which offers higher margins and stronger recapture opportunities. Total funded volume increased 33%, supporting our MSR replenishment and growth strategy and exceeded the estimated industry volume trend (16% increase, based on average of MBA and Fannie Mae).
Gain on Reverse Loans and HMBS-Related Borrowings, Net
The following table provides information regarding Gain on reverse loans and HMBS-related borrowings, net, of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans, at fair value, together with volume and margin (including loan fees):

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2026	2026		2026	2025
Origination UPB (1) (in billions)	$—	$0.03	(100)%	$0.12	$0.48	(76)%
Origination margin (2)	—%	5.33%	(100)	5.15%	3.98%	29
Gain on reverse loans and HMBS-related borrowings, net (Originations)	$—	$1.6	(100)%	$6.0	$19.3	(69)%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain to funded UPB; includes loan fees.
Gain on reverse loans and HMBS-related borrowings, net decreased $1.6 million, or 100%, for the three months ended September 30, 2026 compared to the three months ended June 30, 2026, due to the closing of the FAR transaction on June 30, 2026, in which we no longer originate reverse mortgages with the exception of activities relating to the recapture of existing HECM borrowers for HECM MSRs not sold to FAR.
Gain on reverse loans and HMBS-related borrowings, net decreased $13.3 million, or 69%, for the nine months ended September 30, 2026 compared to the prior year period attributed to lower origination volume, partially offset by a higher aggregate margin. The lower origination volume is primarily due to the closing of the FAR transaction on June 30, 2026. In addition, the elevated interest rate environment continued to adversely impact reverse mortgage borrower activities due to a lack of affordability as elevated rates directly reduce HECM loan proceeds available to borrowers. Higher aggregate margin is predominantly driven by greater tightening of yield spreads and improved execution in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Other Revenue, net
Other revenue, net consists primarily of correspondent and broker fees and includes setup fees earned for loans boarded on our servicing platform. Changes in Other revenue, net for the periods presented are primarily attributed to production volume changes.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net includes revaluation gains on certain MSRs opportunistically purchased through the Agency Cash Window programs, and flow purchases. As an aggregator of MSRs, we may purchase MSRs from smaller originators with a purchase price at a discount to fair value and we recognize valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns. Changes in MSR valuation adjustments, net period over period are largely due to volume changes and higher margins driven by improved execution, offset in part by unfavorable assumptions updates.
Operating Expenses
Operating expenses decreased $5.3 million, or 14%, for the three months ended September 30, 2026 compared to the three months ended June 30, 2026 primarily due to a $4.7 million decrease in Compensation and benefits largely due to a $2.8 million decrease in commissions due to lower Consumer Direct volume (loan count) and a $1.1 million decrease in salaries and benefits primarily due to a 3% reduction in average headcount (predominantly in the U.S.).
Operating expenses increased $28.9 million, or 38%, for the nine months ended September 30, 2026 compared to the prior year period due to a $16.8 million increase in Compensation and benefits driven by $9.3 million of higher commissions on higher production volume, as well as a $6.8 million increase in salaries and benefits expense primarily due to a 23% increase in average headcount (27% increase in the U.S.). In addition, Originations expense increased $6.3 million primarily due to higher production volume and lower favorable demand and resolution activities compared to the nine months ended September 30, 2025. Other operating expenses also increased $5.8 million primarily driven by a $2.9 million increase in corporate overhead allocations due to higher support costs to support higher production volume, and a $2.4 million increase in Technology and communications expense due to higher production volume.

Other Income (Expense)
Interest income consists primarily of interest earned on newly originated and purchased loans during the pipeline period prior to securitization or sale to investors. Interest expense is incurred to finance the mortgage loans during the same pipeline period, which is generally approximately 20 days. We finance mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines generally indexed on short-term rates like SOFR. Our net interest margin is driven by the difference between the average mortgage note rate and the average warehouse line cost of funds, the average balance of loans and by the average number of days loans remain in the pipeline. The improvement in our net interest margin, quarter-over-quarter and year-over-year is attributable to the change of short-term interest rates relative to mortgage rates and the increase in the average pipeline loan balance.

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
The following table presents selected results of operations of Corporate:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2026	2026		2026	2025
Revenue	$—	$—	n/m	$—	$—	n/m

Operating expenses
Compensation and benefits	19.6	26.9	(27)%	72.2	70.8	2%
Technology and communications	6.5	6.6	(2)	19.5	17.1	14
Professional services	8.3	8.9	(7)	24.2	31.4	(23)
Occupancy, equipment and mailing	0.5	0.5	—	1.4	1.2	17
Other expenses	1.6	1.9	(16)	5.1	4.5	13
Total operating expenses before corporate overhead allocations	36.5	44.8	(19)%	122.4	125.0	(2)%
Corporate overhead allocations
Servicing segment	(14.4)	(14.6)	(1)%	(43.8)	(39.8)	10%
Originations segment	(4.7)	(5.1)	(8)	(14.9)	(12.0)	24
Total corporate overhead allocations	(19.1)	(19.7)	(3)	(58.7)	(51.8)	13
Total operating expenses	17.4	25.1	(31)%	63.7	73.2	(13)%

Other income (expense), net
Interest income	0.9	1.0	(10)%	3.1	3.1	—%
Interest expense	(6.0)	(5.8)	3	(17.4)	(18.1)	(4)
Pledged MSR liability expense	—	—	n/m	0.1	0.1	—
Other, net	0.6	0.2	200	0.9	0.8	13
Other income (expense), net	(4.5)	(4.6)	(2)%	(13.3)	(14.1)	(6)%

Loss before income taxes	$(21.9)	$(29.7)	(26)%	$(77.0)	$(87.3)	(12)%

Operating Expenses
Operating expenses before corporate overhead allocations declined by $8.3 million, or 19%, for the three months ended September 30, 2026 compared to the three months ended June 30, 2026, primarily due to a $7.3 million reduction in Compensation and benefits. This decrease was mainly attributable to a $7.5 million reduction in incentive compensation, reflecting a lower fair value of cash-settled share-based awards driven by our stock price (29% decrease in our stock price vs. a 1% increase in the comparative period), lower estimated annual incentive awards expense and lower equity-settled awards expense.
Operating expenses before corporate overhead allocations declined by $2.6 million, or 2% for the nine months ended September 30, 2026 compared to the prior year period, with lower Professional services partially offset by higher Technology and communications and Compensation and benefits expenses. Professional services decreased $7.2 million, driven by a $7.8 million decrease in legal expenses, primarily due to an accrual for probable losses in the nine months ended September 30, 2025 in connection with the settlement of a legacy litigation matter. Technology and communications increased $2.4 million primarily due to greater technology usage, including higher cloud storage costs, IT security and innovation-related projects. Compensation and benefits increased $1.4 million, reflecting a $5.6 million rise in salaries and benefits from higher average headcount (primarily in the U.S.) to support growth initiatives, largely offset by a $4.9 million decrease in incentive compensation. The incentive compensation decline resulted from lower estimated annual incentive awards expense and lower fair value of cash-settled share-based awards, driven by our stock price (38% decrease in our stock price vs. a 30% increase in the comparative period), partly offset by an increase in the number of units granted.
Corporate overhead allocations to the segments increased $6.9 million, or 13%, for the nine months ended September 30, 2026 compared to the prior year period primarily driven by higher support expenses for our growth initiatives and production volume.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with existing and potential lenders and as a result add, terminate, replace or extend our debt agreements to the extent necessary to finance our operations and growth and optimize our financing costs. In addition, we completed the following key transactions during the nine months ended September 30, 2026 impacting our liquidity:
•Increased total borrowing capacity under our existing mortgage warehouse facilities by $1.1 billion to support increased originations.
•In July 2026, the total borrowing capacity under the OMART advance facility was reduced from $350.0 million to $250.0 million to lower servicing advances.
•Completed the following changes related to our MSR financing facilities:
◦In January 2026, we increased the borrowing capacity under our Ginnie Mae MSR facility from $400.0 million to $450.0 million. Also, in April 2026, the borrowing capacity was further increased to $500.0 million. In August 2026, the borrowing capacity was further increased to $575.0 million. In October 2026, the borrowing capacity was temporarily increased to $650.0 million through December 2026.
◦In May 2026, we increased the borrowing capacity under one of our GSE MSR financing facilities from $250.0 million to $400.0 million and the maturity date was extended to May 2029.
◦In May 2026, we decreased the borrowing capacity under another of our GSE MSR facilities from $750.0 million to $400.0 million. In August 2026, the maturity date was extended to August 2027.
◦In May 2026, we entered into a new facility which is secured by a lien on certain of our Fannie Mae MSRs and is subject to daily margining requirements. Onity guarantees the obligations under the facility. The facility has a maturity date of May 2027 and an initial total borrowing capacity of $450.0 million. In June 2026, the borrowing capacity under the facility was temporarily increased to $500.0 million through August 2026. In August 2026, the borrowing capacity was reduced to $375.0 million.
◦In July 2026, we repaid $250.0 million of the balance outstanding under the above facility and entered into a $250.0 million term loan facility secured by a lien on certain of our Fannie Mae MSRs with a maturity date of July 2029 and subject to daily margining requirements. Onity guarantees the obligations under the facility.
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
•Completed three private placement securitizations (OLIT) of HECM loans, and related receivables and REO properties, referred to as reverse mortgage buyouts. In March, May and June 2026, certain classes of asset-backed notes with an initial principal amount of $511.9 million, $499.9 million and $504.6 million, respectively, were issued at a discount, with a stated interest rate of 3% and a three-year mandatory call date. In April 2026, we issued an additional class of the Series 2026-HB1 notes with an initial principal amount of $22.0 million. In July 2026, we issued an additional class of the Series 2024-HB2 notes and Series 2025-HB1 notes with an initial principal amount of $17.2 million and $14.5 million, respectively.
•Completed the repurchase and cancellation of $10.0 million (242,753 shares) of our common stock under a $10.0 million share repurchase program authorized by Onity’s Board of Directors in February 2026. We repurchased 154,444 of these shares during the first quarter and an additional 88,309 shares during the second quarter, completing the program on May 1, 2026.
•Repurchased and cancelled $2.0 million (53,034 shares) of our common stock under a $20.0 million share repurchase program authorized by Onity’s Board of Directors in June 2026. Repurchased and cancelled an additional $6.0 million (162,184 shares) of our common stock during the three months ended September 30, 2026. The total monthly purchase limit for the program is $2.0 million. During October 2026, we completed the repurchase and cancellation of an additional $2.0 million (73,343 shares) of our common stock.
In addition to the above transactions, on June 30, 2026, OMC completed the sale to FAR of a portion of its reverse MSRs and the associated HMBS-related borrowings. See “Business Strategy” above, Note 5 - Reverse Mortgages and Note 10 – Receivables. Excluding the $7.0 million holdback, cash proceeds from the FAR transaction were $117.5 million less repayment of certain warehouse financing and transaction and other costs of $41 million, resulting in $77 million net proceeds.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows (see Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information):

	September 30, 2026			December 31, 2025
	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)
Advance facilities	$714.4	$440.6	$14.4	$814.4	$458.6	$13.9
Mortgage warehouse facilities	4,285.5	330.7	2,524.6	3,184.3	231.9	1,727.8
MSR financing facilities	1,820.0	183.2	201.3	1,470.0	172.4	30.9
Total	$6,819.9	$954.5	$2,740.3	$5,468.7	$862.9	$1,772.6
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
At September 30, 2026, we had $107.9 million total available borrowing capacity based on the amount of eligible collateral as follows:

	September 30, 2026
	Total	Committed	Uncommitted
Advance facilities	$—	$—	$—
Mortgage warehouse facilities	—	—	—
MSR financing facilities	107.9	27.8	80.1
Total available borrowing capacity based on eligible collateral	$107.9	$27.8	$80.1
At September 30, 2026, our total liquidity of $283.9 million included $176.0 million of unrestricted cash and $107.9 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral as described above. With total liquidity of $205.0 million at December 31, 2025, the increase is mostly attributed to our sale of a portion of our reverse mortgage servicing portfolio and certain reverse originations assets to FAR.

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
We have short-term commitments to lend $1.0 billion in connection with our forward mortgage loan IRLCs outstanding at September 30, 2026. In addition, we have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.5 billion and $2.9 billion at September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, we funded $165.6 million of the borrowing capacity. Our sale of approximately 20,000 reverse mortgage loans to FAR on June 30, 2026 (refer to Note 5 - Reverse Mortgages) resulted in a reduction in the total amount of borrowing capacity. We are able to immediately securitize these borrower draws or advances under the Ginnie Mae program. As an HMBS issuer, we are required to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). See Note 21 — Commitments for additional information. We carry these repurchases until reimbursement by HUD and/or property liquidation if inactive. Our reverse subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice. Our financing commitments related to reverse loans were assigned to FAR upon closing of our amended sale transaction on June 30, 2026; see Note 5 - Reverse Mortgages for additional information.
Regarding the current maturities of our borrowings, as of September 30, 2026, we have approximately $3.1 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $1.4 billion of borrowings under warehouse facilities, $1.1 billion of borrowings under MSR financing facilities, $0.3 billion of OLIT reverse mortgage securitization notes, and $0.3 billion of borrowings under our advance facilities.
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
Capital Adequacy and Leverage
Our licensed entities are subject to capital requirements by different agencies and regulators, including but not limited to the GSEs, Ginnie Mae and HUD. We believe our licensed entities are adequately capitalized at September 30, 2026 as reflected by the most restrictive regulatory requirements disclosed in Note 20 – Regulatory Requirements.
Our stockholders’ equity ($608.6 million at September 30, 2026) relative to total assets denotes a high leverage ratio. Our regulators assess our leverage ratio by deducting from total assets the amount of securitized reverse mortgage loans (HECM loans) pledged to HMBS due to the “lack of true sale accounting treatment of the HMBS Program” as per the Ginnie Mae guide. As of September 30, 2026, as illustrated below, out of $11.3 billion total assets, $3.3 billion securitized HECM loans remain reported on our balance sheet with the associated HMBS liability as they do not meet sale accounting treatment under GAAP.

Condensed Balance Sheet	September 30, 2026	December 31, 2025
HECM loans held for investment pooled into HMBS, at fair value	$3,362.6	$—
HECM loans held for sale pooled into HMBS, at fair value	—	9,807.5
All other assets	7,958.3	6,363.1
Total assets	$11,320.9	$16,170.6

Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$3,335.1	$9,611.7
All other liabilities	7,327.3	5,881.1
Total liabilities	10,662.4	15,492.8

Mezzanine equity (1)	49.9	49.9
Total stockholders’ equity	$608.6	$627.9

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
Accordingly, we assess our capital needs, structure and leverage predominantly with respect to our capital investments, mainly our owned MSR. We prudently manage amount, risks and returns of our owned MSR within the limits of our available capital, as summarized below:

Capital Investment Allocation and Structure At September 30, 2026	Assets	Collateralized Financing / Liabilities (1)	Net
MSR, at fair value (1)	$3,360.6	$2,276.6	$1,084.0
HECM loans held for investment pooled into HMBS, at fair value (1)(2)	3,362.6	3,338.5	24.1
Other assets pledged to collateralized financing facilities (1)(3)	3,473.1	3,422.0	51.1
Other (1)(4)	1,124.6	931.7	192.9
Total	$11,320.9	$9,968.8	$1,352.1

Equity and debt capital structure:
Corporate debt - Senior Notes Due 2029			$693.6
Mezzanine equity			49.9
Stockholders’ common equity			608.6
Total capital			$1,352.1

(1)See Note 12 – Borrowings, Collateral table.
(2)Includes $12.6 million unsecuritized HECM loans and tails, $3.4 million associated warehouse mortgage loan financing ($9.2 million net), and $14.9 million of HECM net asset value or economic reverse MSR. Refer to Note 5 - Reverse Mortgages for additional information regarding the closing of the sale of reverse MSRs to FAR on June 30, 2026.
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
The most restrictive liquidity requirement under our debt agreements is for a minimum of $65.0 million in consolidated liquidity, as defined, under certain of our warehouse and MSR financing facilities agreements. The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at September 30, 2026, is a minimum of $275.0 million and $125.0 million tangible net worth for Onity and OMC, respectively. None of our debt agreements have any tangible net worth or liquidity requirements at PAS due to the guarantee by Onity. Refer to Note 20 – Regulatory Requirements for our regulatory capital and liquidity requirements. We are also subject to minimum capital or tangible net worth and liquidity requirements under regulatory or Agency requirements, including a risk-based capital ratio requirement for Ginnie Mae issuers. OMC is required to maintain a minimum of 6% ratio of Adjusted Net Worth less Excess MSRs, as defined, to risk weighted assets. In the second quarter of 2025, in order to achieve and maintain compliance with the Ginnie Mae RBCR requirements, we transferred certain GSE MSR investment activities previously conducted by OMC to PAS, a wholly owned subsidiary of PHH Corporation, with OMC retaining the subservicing.
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
We believe that we are in compliance with the covenants in our debt agreements and associated regulatory requirements as of September 30, 2026.
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
Our accounting policies and estimates involving significant judgments primarily relate to fair value measurements, income taxes, allowance for losses, and the provision for losses that may arise from contingencies, including indemnification obligations and litigation proceedings. We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures, including but not limited to MSRs, MSR related financing liabilities, Loans held for sale, Reverse loans held for sale or held for investment pooled into HMBS, and HMBS-related borrowings. As of September 30, 2026, 84% of our assets and 38% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Approximately 85% and 99% of our assets and liabilities, respectively, at fair value were classified as Level 3 instruments due to unobservable inputs. See Note 3 – Fair Value for the carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring and nonrecurring basis or disclosed, but not measured, using fair value.
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
Beginning in the first quarter of 2026, we adopted an internally managed valuation model to estimate the fair value of MSRs. We utilize industry-standard valuation and prepayment models, calibrated to consider relevant comparable benchmarking data and our actual experience. Previously we engaged third-party valuation experts to provide an estimated fair value of our MSRs. We continue to engage third-party valuation experts to benchmark our internal fair value determination.
Valuation of MSRs and MSR related Financing Liabilities, at Fair Value
We originate MSRs from our originations activities and acquire MSRs through flow purchase agreements, Agency Cash Window programs or bulk purchases. We account for MSRs, pledged MSR liabilities and ESS financing liabilities at fair value (reported within MSR related financing liabilities, at fair value). As of September 30, 2026, we reported a $3.4 billion fair value of MSRs and $0.6 billion MSR related financing liabilities.
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
We benchmark the reasonableness of our determination of fair value by supplying our portfolio information to multiple third-party valuation experts who generate an independent assessment of fair value. In arriving at their estimated benchmark fair value ranges, the valuation experts utilize industry standard discounted cash flow modeling incorporating an estimate of prepayments, and other usual and customary inputs which reflect their observations and assumptions related to market activity, generally the bulk market, incorporating available industry survey results and client feedback, and including risk premiums and liquidity adjustments. While interest rates are a key value driver, MSR fair value may change for other market-driven factors, including but not limited to the supply and demand of the market or the required yield or perceived value by investors of such MSRs. While the models and related assumptions used by the valuation experts are proprietary to them, we understand the methodologies and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts, and we perform additional verification and analytical procedures. We believe that our procedures provide reasonable assurance that the fair values used in our consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.
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
The following table provides the hypothetical sensitivity of the MSR fair value to certain significant unobservable assumptions at September 30, 2026:

Adverse change in MSR fair value due to significant unobservable assumption change	10%	20%
Change in fair value due to change in weighted average discount rate	$(153.2)	$(292.5)
Change in fair value due to change in weighted average prepayment speeds	$(72.3)	$(141.0)
Change in fair value due to change in weighted average delinquency	$(23.4)	$(45.6)
Change in fair value due to change in weighted average cost to service	$(37.7)	$(75.4)
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
The changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. In addition, while interest rate sensitivity measures (DV01) may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to many factors. These factors include non-parallel changes in the interest rate curve, the convexity of the MSR, the basis risk inherent in the MSR profile and hedging instruments, model risk observed between actual vs. expected fair value changes, vendor pricing risk and hedge costs.
We continuously evaluate the use of hedging instruments with the objective of enhancing the effectiveness of our interest rate hedging strategy.
Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate futures and options. These derivative instruments are not designated as accounting hedges. TBAs are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time to time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment.
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
Pipeline Hedging Strategy - Loans Held for Sale and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 75 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 to 30 days. Loans held for sale are generally funded and sold within 5 to 30 days. This interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs and to a lesser extent 3-year and 5-year swap futures. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, thus preserving the initial gain on sale margin at lock date. The net daily market risk position of net pull-through adjusted locks and loans held for sale, less the offsetting hedges of the pipeline, is monitored daily and its daily limit is +/- 5%. Actual fair value changes of derivatives may not fully offset fair value changes of IRLCs and loans due to many factors including basis risk or market volatility. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net or Gain on reverse loans and HMBS-related borrowings, net in our consolidated statements of operations.
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
The following table summarizes the estimated change in the fair value of our MSRs, reverse loans held for investment pooled into HMBS and loans held for sale that we have elected to carry at fair value as well as any related derivatives, given hypothetical instantaneous parallel shift in the yield curves and based on our hedge coverage ratio as of September 30, 2026. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear, among other factors. The net fair value impact due to hypothetical interest rate shocks in the below table reflects the risk management and hedging discipline we maintain, including the targeted, highly effective hedge coverage of our MSR, pipeline and reverse MSR exposures. We evaluate our exposure and hedges on a daily basis and rebalance our positions as warranted by market conditions and as we deem necessary. For example, if rates were to significantly increase, we may change our hedge profile to reduce our targeted total net exposure in upward rate scenarios, as illustrated in the below table.

	Change in Fair Value Due to Hypothetical Interest Rate Changes
	Down 100 bps	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps	Up 100 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	7	4	2	(2)	(4)	(9)
Reverse loans held for investment pooled into HMBS - Unsecuritized HECM loans and tails	—	—	—	—	—	—
Loans held for sale	75	41	21	(23)	(47)	(98)
Derivative instruments	67	22	7	1	8	26
Total MSRs - Agency and non-Agency	(206)	(82)	(34)	24	39	56
IRLCs	(6)	(3)	(1)	1	2	3
Total, net exposure	$(63)	$(18)	$(5)	$1	$(2)	$(22)
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
Based on September 30, 2026 balances, if interest rates were to decrease by 100 bps (hypothetical instantaneous parallel shift in the yield curves), we estimate a net negative impact on our annual profitability of approximately $0.2 million resulting from a decrease of $34.0 million in annual interest income and other credits on cash deposits and float balances, and a decrease of $33.7 million in annual interest expense on our variable-rate debt.
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2026.
Based on such evaluation, management concluded that our disclosure controls and procedures as of September 30, 2026 were (1) designed and functioning effectively to ensure that material information relating to Onity, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Onity in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliates
On June 1, 2026, Onity’s Board of Directors approved a share repurchase program for an aggregate amount of up to $20.0 million (inclusive of applicable fees, costs and expenses) of our issued and outstanding shares of common stock. The program expires on the earlier of June 2027 or the date on which repurchases reach the authorized amount. The shares of common stock are expected to be repurchased through a broker in the open market. The total monthly purchase limit under the program is $2.0 million. The actual number of shares of common stock repurchased will depend on market conditions, timing and other factors and we may modify, discontinue or suspend the repurchase program at any time. Any shares repurchased will be retired and cancelled. No assurances can be given as to the number of shares, if any, that Onity may repurchase in any given period.
Information regarding repurchases of our common stock during the third quarter of 2026 is as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced repurchase programs	Approximate dollar value of shares that may yet be purchased under the repurchase programs
July 1 - July 31	51,527	$39.39	51,527	$16.0	million
August 1 - August 31	52,548	$38.03	52,548	$14.0	million
September 1 - September 30	58,109	$34.39	58,109	$12.0	million
Total	162,184	$37.16	162,184
(1)Average price paid per share does not reflect payment of commissions totaling $4,866 (in whole dollars).
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Included as Exhibit 101).
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
Sean B. O’Neil
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: November 5, 2026